Form 10QSB
period 1996-03-31
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1996-05-09
CIK 869447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 0-19030



                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------


                Georgia                               58-1856582
       (State of incorporation)          (I.R.S. Employer Identification No.)


                   1784 Atlanta Highway, Hiram, Georgia 30141
                   ------------------------------------------
                    (Address of principal executive offices)


                                 (770) 445-1014
              (Registrant's telephone number including area code)

                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $2.50 par value
                                (Title of Class)
                          ---------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                       ---      ---



                         Outstanding at March 31, 1996
                         ------------------------------
                                 835,569 shares

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1996

                               Table of Contents
                               -----------------

Item                                                                   Page
Number                                                                 Number
- - ------                                                                 ------

Part I - Financial Information

Item 1. Financial Statements

   1.  Consolidated Balance Sheets at March 31, 1996 (unaudited)
       and December 31, 1995 (audited)................................      1


   2.  Consolidated Statements of Earnings for the three months
       ended March 31, 1996 and March 31, 1995 (unaudited)............      2


   3.  Consolidated Statements of Cash Flows for the three months
       ended March 31, 1996 and March 31, 1995 (unaudited)............      3


   4.  Notes to Consolidated Financial Statements.....................      5


Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................      6


Part II - Other Information...........................................      9

Item 1. Legal Proceedings.............................................      9

Item 2. Changes in Securities.........................................      9

Item 3. Defaults upon Senior Securities...............................      9

Item 4. Submission of Matters to a Vote of Security Holders...........      9

Item 5. Other Information.............................................      9

Item 6. Exhibits and Reports on Form 8-K..............................      9

        Signatures....................................................     10

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                          Consolidated Balance Sheets
                    March 31, 1996 and December 31, 1995

                             Assets
                                                                         March 31,          December 31,
                                                                            1996                 1995
                                                                     ---------------      --------------
                                                                       (Unaudited)           (Audited)
Cash and due from banks                                                    2,944,580            4,227,523
Federal funds sold                                                         1,150,000            1,680,000
                                                                    -----------------    -----------------
   Cash and cash equivalents                                               4,094,580            5,907,523

Securities available for sale                                             21,668,645           20,591,060
Other Investments                                                            255,000               50,000
Loans                                                                     42,332,891           38,898,163
   Less: Allowance for loan losses                                          (618,059)            (583,306)
                                                                    -----------------    -----------------
         Loans, net                                                       41,714,832           38,314,857

Premises and equipment                                                     2,242,229            2,225,916
Accrued interest receivable                                                  707,410              717,722
Other real estate and repossessions                                           49,299               98,182
Other assets                                                                 423,419              325,360
                                                                    -----------------    -----------------
                                                                          71,155,414           68,230,620
                                                                    =================    =================
                 Liabilities and Stockholders' Equity
Deposits:
   Demand                                                                  9,731,471            9,139,735
   Interest-bearing demand                                                15,027,228           14,073,537
   Savings                                                                11,221,988           10,915,179
   Time                                                                   18,819,644           18,317,443
   Time, in excess of $100,000                                             9,371,128            8,789,395
                                                                    -----------------    -----------------
         Total deposits                                                   64,171,459           61,235,289

Accrued interest payable                                                     673,475              589,089
Accrued expenses and other liabilities                                       335,702              374,336
                                                                    -----------------    -----------------
         Total liabilities                                                65,180,636           62,198,714

Stockholders' equity:
   Common stock, $2.50 par value; 5,000,000 shares                         2,088,922            2,091,247
     authorized; 835,569 and 836,499 issued and outstanding
   Additional paid-in capital                                              2,089,169            2,091,293
   Retained earnings                                                       1,851,183            1,836,240
   Net unrealized holding (loss) gain on
     securities available for sale                                           (54,496)              13,126
                                                                    -----------------    -----------------
         Total stockholders' equity                                        5,974,778            6,031,906
                                                                    -----------------    -----------------
                                                                          71,155,414           68,230,620
                                                                    =================    =================

The consolidated balance sheet at December 31, 1995 has been taken from the audited financial statements.

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                                                Three months ended
                                                                                      March 31,
                                                                             1996                 1995
                                                                    -----------------    -----------------
Interest income:
   Interest and fees on loans                                              1,192,355              979,950
   Interest on federal funds sold                                             34,130               49,731
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies                              274,941              226,397
     Other                                                                    24,278               24,478
                                                                    -----------------    -----------------
         Total interest income                                             1,525,704            1,280,556

Interest expense:
   Interest on deposits
     Demand                                                                   92,282               95,279
     Savings                                                                  89,259              115,633
     Time                                                                    276,356              164,516
     Time, in excess of $100,000                                             134,332               89,464
   Interest on federal funds purchased                                            33                    0
                                                                    -----------------    -----------------
         Total interest expense                                              592,262              464,892
                                                                    -----------------    -----------------
         Net interest income                                                 933,442              815,664

Provision for loan losses                                                     42,987               83,300
                                                                    -----------------    -----------------
     Net interest income after
           provision for loan losses                                         890,455              732,364
                                                                    -----------------    -----------------
Other income:
   Service charges and fees                                                  197,373              180,155
   Insurance commissions                                                      19,762                7,350
   Gain on sales of investment securities                                      1,204                    0
   Appraisal fees                                                             23,855               13,445
   Miscellaneous                                                              16,650                3,600
                                                                    -----------------    -----------------
         Total other income                                                  258,844              204,550

Other expenses:
   Salaries and employee benefits                                            410,101              334,548
   Occupancy                                                                 127,526              104,653
   Other operating                                                           255,111              241,301
                                                                    -----------------    -----------------
         Total other expenses                                                792,738              680,502
                                                                    -----------------    -----------------
         Earnings before income taxes                                        356,561              256,412
Income taxes                                                                 130,493               79,100
                                                                    -----------------    -----------------
         Net earnings                                                        226,068              177,312
                                                                    =================    =================
Net earnings per common share                                                  $0.27                $0.21
                                                                    =================    =================
Weighted average common shares outstanding                                   836,470              834,999
                                                                    =================    =================


See accompanying notes to consolidated financial statements.

          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
              Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                                    Three Months Ended
                                                                               March 31,            March 31,
                                                                                 1996                 1995
                                                                       -----------------    -----------------
Cash flows from operating activities:
   Net earnings                                                                $226,068             $177,312
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                                 56,750               38,171
       Provision for loan losses                                                 42,987               83,300
       Net gain on sale of investment securities                                 (1,204)                   0
      Net gain on sale of other real estate                                     (11,274)                   0
       Net change in:
         Interest receivable                                                     10,312              (74,403)
         Interest payable                                                        84,386               92,235
         Other assets                                                           (69,452)             (41,086)
         Accrued expenses and other liabilities                                 (38,634)             (17,792)
                                                                       -----------------    -----------------
       Net cash provided by operating activities                               $299,939             $257,737
                                                                       -----------------    -----------------
Cash flows from investing activities:
   Purchase of investment securities                                         (3,762,809)          (3,406,404)
   Proceeds from maturities of investment securities                          1,000,000            1,000,000
   Proceeds from sales, calls, and paydowns
     of investment securities                                                 1,583,786               75,428
   Purchase of equity securities                                               (205,000)                   0
   Net increase in loans                                                     (3,442,962)            (532,023)
   Purchase of bank premises and equipment                                      (67,327)             (53,584)
   Purchase of real estate                                                            0              (43,500)
   Proceeds from sale of other real estate                                       63,886               26,898
   Improvements to other real estate                                             (3,053)                    0
                                                                       -----------------    -----------------
       Net cash used in investing activities                                ($4,833,479)         ($2,933,185)
                                                                       -----------------    -----------------
Cash flows from financing activities:
   Net change in demand and savings deposits                                  1,852,236           (2,874,563)
   Net change in time deposits                                                1,083,934              797,566
   Dividends paid                                                              (209,125)            (208,750)
   Retirement of stock                                                           (7,000)                   0
   Exercise of stock options                                                        552                    0
                                                                       -----------------    -----------------
       Net cash provided (used) by financing activities                      $2,720,597          ($2,285,747)
                                                                       -----------------    -----------------
Net increase (decrease) in cash and cash equivalents                         (1,812,943)          (4,961,195)
Cash and cash equivalents at beginning of period                              5,907,523            7,859,152
                                                                       -----------------    -----------------
Cash and cash equivalents at end of period                                   $4,094,580           $2,897,957
                                                                       =================    =================

See accompanying notes to consolidated financial statements.

          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
              Consolidated Statement of Cash Flows, continued
                                     (Unaudited)

                                                                                    Three Months Ended
                                                                              March 31,            March 31,
                                                                                 1996                 1995
                                                                       -----------------    -----------------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                                   507,876              372,657

   Noncash investing activities:
     Transfers of loans to other real estate                                          0               20,000
     Change in unrealized gain/(loss) on securities available
       for sale, net of tax of $33,346 and $151,623                             (67,622)             142,959





See accompanying notes to consolidated financial statements.

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                 ----------------------------------------------


                   Notes to Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

    The consolidated financial statements include the accounts of Community Trust Financial Services Corporation (the Company), its wholly-owned subsidiaries, Community Trust Bank (the Bank) and Metroplex Appraisals, Inc. (Metroplex), and its majority-owned subsidiary Community Loan Company (CLC). All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest in the consolidated subsidiary is not material.

    Effective September 1, 1995, the Company established CLC as a non-bank subsidiary engaged in the consumer finance business in Woodstock, Georgia. The Company owns 75% of CLC's outstanding capital stock. The remaining 25% of CLC's outstanding capital stock is owned by an individual who is employed as President of CLC. The Company has helped finance the operations of CLC through a revolving line of credit with a maximum availability of $1,000,000.

    The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of March 31, 1996 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.

2.  Classification of Securities
    ----------------------------

    As of January 1, 1994, the Company changed its method of accounting for certain investments in debt and equity securities in accordance with Statement of Financial Accounting Standard (SFAS) 115. SFAS 115 requires the classification of debt and equity securities into one of three categories: available for sale, held to maturity, or trading. Securities that will be held for indefinite periods of time, including securities that will be used as part of the Company's asset/liability management strategy or that may be sold in response to changes in interest rates, prepayment risks, poor real estate environment, acquisitions, or similar factors, are classified as available for sale and accounted for at market value. Those securities for which management determines the positive intent and ability to hold until maturity are classified as such and accounted for at cost. Securities that are frequently bought and sold with the objective of generating profits on short-term price differences are considered trading securities. The Company does not hold securities for trading purposes.

3.  Accounting for Impairment of a Loan
    -----------------------------------

    As of January 1, 1995, the Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or cost, premium or discount existing at the inception or acquisition of the loan, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. As of January 1, 1995, the Company adopted SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" which amends SFAS 114 to require information about the recorded investment in certain impaired loans and eliminates its provisions regarding how a creditor should report income on an impaired loan. SFAS 118 allows creditors to use existing methods for recognizing income on impaired loans, including methods used by certain industry regulators. As of the date of adoption, and as of March 31, 1996, the impact of SFAS 114 and SFAS 118 is not material to the Company's consolidated financial statements.

4.  Earnings Per Share
    ------------------

    Earnings per share amounts are based on the weighted average number of shares outstanding during the period.

Item 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                For the Three Month Period Ended March 31, 1996

    Management's discussion and analysis of financial condition and results of operations analyzes the material changes in the consolidated balance sheets and statements of earnings presented herein for Community Trust Financial Services Corporation (the Company). Unless otherwise indicated, the term Company includes Community Trust Bank (the Bank), Metroplex Appraisals, Inc. (Metroplex), and Community Loan Company (CLC). Metroplex, located in Hiram, Georgia, is a wholly-owned non-bank subsidiary of the Company which performs appraisals of real and personal property. CLC is a majority-owned subsidiary which is engaged in the consumer finance business in Woodstock, Georgia. The financial data analyzed herein is not significantly affected by the operations of Metroplex or CLC. Management anticipates that neither Metroplex nor CLC will have a significant impact on the Company's earnings and performance during 1996.

Financial Condition
- - -------------------

    Gross loans during the first three months of 1996 increased approximately $3,434,728 or 8.83% over the total gross loans at December 31, 1995, as compared to an increase of $511,509, or 1.46%, for the same three month period ended March 31, 1995. Management believes that the increase in loan growth was due primarily to an increase in lending personnel, thereby allowing the Bank to better serve the growing Paulding County market. The Bank opened a third branch in January 1996 that is located in a segment of Paulding County which is experiencing rapid growth in residential population. Additionally, the Bank has a new loan product which was introduced in the third quarter of 1995, targeting consumer customers by offering credit card services with no annual fee at reasonable rates, and automobile loans were promoted in the first quarter of 1996 with a competitive rate. Since CLC only began operation on September 1, 1995, its gross loans, totaling approximately $199,829, or 0.005% of the Company's gross loans, do not significantly affect the financial data analyzed. Although Management anticipates growth in CLC's total loans, the subsidiary will have only a minimal impact on the Company's balance sheet. Management anticipates a continued increase in loan growth for 1996 primarily due to its increased marketing efforts which are designed to attract new borrowers in its primary lending area and to provide additional loan products to its existing borrowers. Management continues to strive for consistent loan volume while meeting the conservative criteria set by its loan policy.

    The increase in gross loans for the first three months of 1996 was funded primarily through an increase in deposits. Total deposits during the first three months of 1996 increased approximately $2,936,170, or 4.79%, from $61,235,289 at December 31, 1995 to $64,171,459 at March 31, 1996. This
relatively swift growth in total deposits was due primarily to significant changes in deposit balances maintained by some of the Bank's large depositors. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth.

Results of Operations
- - ---------------------

Interest Income
- - ---------------

    Interest income for the first three months of 1996 was $1,525,704, representing an increase of $245,148, or 19.14% over the same period in 1995. This increase was primarily attributable to the increase in the Company's total interest earning assets to $65,406,536 for the period ended March 31, 1996 as compared to $56,140,657 for the same period in 1995. The yield on interest-earning assets was 9.34% for the period ended March 31, 1996, as compared to 9.03% for the same period in 1995. Investment securities during the first three months of 1996 increased by approximately $1,282,585, or 6.21% compared to total investment securities held at December 31, 1995, due primarily to the increase in total deposits.

    Additionally, the Company holds approximately $4,387,222 or 20.00% of its investment portfolio in mortgage-backed securities. These mortgage-backed securities are subject to being prepaid in part or in whole. Because a premium was paid for the purchase of some of these mortgage-backed securities, an accelerated payback can decrease earnings through faster amortization of the premium.

Mortgage-backed securities also may be subject to a slowdown in repayments, especially in a rising rate environment. This type of risk, called extension risk, is not significant since the majority of the mortgage-backed securities owned by the Company are variable rate securities. Management monitors the pre-payment risk and extension risk associated with the Company's investments in mortgage-backed securities in an effort to maintain an overall acceptable level of risk.

    Although the Company loses some interest income due to non-performing assets, defined as loans placed on non-accrual status, real estate acquired through foreclosure, and property acquired through repossession, management considers the Company's level of non-performing assets to be at an acceptable level. Non-performing assets totaled approximately $104,276, or 0.15% of total assets as of March 31, 1996, as compared to $273,696, or 0.41% of total assets as of December 31, 1995.

Interest Expense
- - ----------------

    Interest expense for the first three months of 1996 increased $127,370, or 27.40% as compared to the same period in 1995. This increase, as compared to the $2,344,434, or 4.50% increase in interest-bearing deposits for that same time period, is primarily attributable to the Company's higher cost of funds during the first three months of 1996 as compared to the same period in 1995, resulting from higher market interest rates. The Company has responded to these increases in market rates while seeking opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). The Company's net interest margin as of March 31, 1996 was 5.68%, as compared to 5.75% as of March 31, 1995, primarily as a result of the Company's efforts to maintain its lower cost of funds. However, as market rates on interest-bearing deposits have risen during the first three months of 1996, the Company has continued to raise certain deposit rates to stay competitive with its peers.

Other Income
- - ------------

    Other income increased approximately $54,294, or 26.54%, during the first three months of 1996 as compared to the same period in 1995 primarily due to increased service charges and fees. Service charges and fee income increased approximately $17,218, or 9.56%, during the first three months of 1996 as compared to the same period in 1995, primarily due to an increase in the number of deposit accounts. Insurance commissions increased approximately $12,412, or 168.87%, during the first three months of 1996 as compared to the same period in 1995 primarily due to income derived from the subsidiary CLC. Consumer finance companies typically sell credit life and auto insurance to many of their customers. Additionally, miscellaneous income includes a gain on the sale of other real estate of $11,274 for the period ended March 31, 1996.

Other Expenses
- - --------------

    Other expenses for the first three months of 1996 increased $112,236, or 16.49%, as compared to the first three months of 1995. This increase is attributable primarily to an increase in salaries and employee benefits caused by the (i) Bank's need for additional human resources due to the growing customer base of the Bank, (ii) salary and benefit costs of CLC, and (iii) routine salary increases. Occupancy expense increased by approximately $22,873, or 21.86% for the first three months of 1996 as compared to the same period for 1995, primarily due to the addition of the Bank's Brownsville branch and CLC's Woodstock office.

Capital
- - -------

    The Company is subject to regulatory capital requirements imposed by the Georgia Department of Banking and Finance (the "Department"). The Department has established a minimum level of capital to total assets of 5%, with certain adjustments, on a consolidated basis for bank holding companies. At March 31, 1996, the Company's ratio of capital to total average assets was 9.50%, using the Department's guidelines. Under federal law, the Bank is required to maintain a ratio of total capital to risk-based assets of at least 8.0%, of which at least one-half must be so-called Tier One capital. Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk based assets at March 31, 1996 was 10.68%, and its ratio of Tier One capital to risk based assets was 9.43%. Additionally, under federal law, all but the most highly rated banks are required to maintain a minimum ratio of Tier One capital to total average assets (Tier One leverage ratio) of 4.0% to 5.0%, including the most highly-rated banks that are anticipating or experiencing significant growth. Three percent is the minimum Tier One leverage ratio required for the most highly-rated banks with no plans to expand. The Bank substantially exceeds its Tier One leverage ratio requirement with a Tier One leverage ratio of 6.50% as of March 31, 1996. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

Liquidity
- - ---------

     Liquidity represents the Company's ability to meet both loan commitments and deposit withdrawals. The Department requires the Bank to maintain a minimum liquidity ratio (defined as net cash, short term assets, and marketable assets divided by net deposits and short term liabilities) of 30%. As of March 31, 1996, the Bank's liquidity ratio was 31.34%, as compared to 33.69% at March 31, 1995.

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

             Not applicable


     Item 2. Changes in Securities

             Not applicable


     Item 3. Defaults upon Senior Securities

             Not applicable


     Item 4. Submission of Matters to a Vote of Security Holders

             Not applicable


     Item 5. Other Information

             In February 1996, the Company filed a notice with both the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance (the "Department") of CLC's intention to purchase the assets of two existing consumer finance companies located in Rossville, Georgia, and Rockmart, Georgia. The non-bank subsidiary, CLC, has been engaged in the consumer finance business in Woodstock, Georgia, an activity which is permissable for a bank holding company under applicable Federal Reserve regulations, since September 1995. The Department and the Federal Reserve approved the acquisitions in March 1996, and said purchases were consumated in April 1996.

             In addition, Community Trust Bank applied and received approval from both the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation to open a full service branch at 5860 Brownsville Road in Paulding County. The branch opened January 4, 1996.


    Item 6.a Exhibits

             Exhibit
             Number    Description
             ------    -----------
               27      Financial Data Schedule, which is submitted
                       electronically to the Securities and Exchange Commission for information only and not filed.

    Item 6.b Reports on Form 8-K

             A Form 8-K, dated March 14, 1996, was filed with the SEC. The Form 8-K reported information under Item 5 concerning a declaration of dividend by the Company's Board of Directors.

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 Community Trust Financial Services Corporation
                 ----------------------------------------------
                                  (Registrant)



DATE: May 2, 1996        /s/ Ronnie L. Austin
                         --------------------
                         Ronnie L. Austin, President
                         and Chief Executive Officer
                         (Duly Authorized Officer)



DATE: May 2, 1996        /s/ Angel J. Byrd
                         -----------------
                         Angel J. Byrd
                         (Principal Accounting Officer)