Form 10QSB
period 1996-06-30
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1996-08-14
CIK 869447

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-19030



                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------


            Georgia                                     58-1856582
    (State of incorporation)                 (I.R.S.Employer Identification No.)


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
                          ---------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  YES  X    NO
                       ---      ----



                          Outstanding at June 30, 1996
                         ------------------------------
                                 835,569 shares

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                   PAGE
NUMBER                                                               NUMBER
- ------                                                               ------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   1.   Consolidated Balance Sheets at June 30, 1996 (unaudited)
        and December 31, 1995 (audited).............................    1


   2.   Consolidated Statements of Earnings for the three months
        ended June 30, 1996 and June 30, 1995, and the six months
        ended June 30, 1996 and June 30, 1995 (unaudited)...........    2


   3.   Consolidated Statements of Cash Flows for the six months
        ended June 30, 1996 and June 30, 1995 (unaudited)...........    3


   4.   Notes to Consolidated Financial Statements..................    5


Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................     6


PART II - OTHER INFORMATION........................................     9

Item 1. Legal Proceedings..........................................     9

Item 2. Changes in Securities......................................     9

Item 3. Defaults upon Senior Securities............................     9

Item 4. Submission of Matters to a Vote of Security Holders........     9

Item 5. Other Information..........................................     9

Item 6. Exhibits and Reports on Form 8-K...........................     9

        Signatures.................................................    10

         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

       COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
              Consolidated Balance Sheets
           June 30, 1996 and December 31, 1995

                     Assets                                June 30,      December 31,
                                                             1996            1995
                                                         --------------- --------------
                                                          (Unaudited)      (Audited)

Cash and due from banks                                     4,121,489       4,227,523
Federal funds sold                                          1,360,000       1,680,000
                                                         -------------   -------------
   Cash and cash equivalents                                5,481,489       5,907,523

Securities available for sale                              20,262,796      20,591,060
Other investments                                             255,000          50,000
Loans                                                      48,613,728      38,898,163
   Less: Allowance for loan losses                           (670,227)       (583,306)
                                                         -------------   -------------
         Loans, net                                        47,943,501      38,314,857

Premises and equipment                                      2,211,241       2,225,916
Accrued interest receivable                                   745,742         717,722
Other real estate and repossessions                             1,400          98,182
Other assets                                                  886,234         325,360
                                                         -------------   -------------
                                                           77,787,403      68,230,620
                                                         =============   =============
                 Liabilities and Stockholders' Equity
Deposits:
   Demand                                                   9,749,345       9,139,735
   Interest-bearing demand                                 16,701,557      14,073,537
   Savings                                                 11,953,783      10,915,179
   Time                                                    19,733,802      18,317,443
   Time, in excess of $100,000                             12,065,644       8,789,395
                                                         -------------   -------------
         Total deposits                                    70,204,131      61,235,289

Accrued interest payable                                      630,343         589,089
Accrued expenses and other liabilities                        840,834         377,946
                                                         -------------   -------------
         Total liabilities                                 71,675,308      62,202,324

Minority interest                                               3,230          (3,610)

Stockholders' equity:
   Common stock, $2.50 par value; 5,000,000 shares          2,088,922       2,091,247
     authorized; 835,569 and 836,499 issued and outstanding
   Additional paid-in capital                               2,089,169       2,091,293
   Retained earnings                                        2,105,935       1,836,240
   Net unrealized holding (loss) gain on
     securities available for sale                           (175,161)         13,126
                                                         -------------   -------------
         Total stockholders' equity                         6,108,865       6,031,906
                                                         -------------   -------------
                                                           77,787,403      68,230,620
                                                         =============   =============
The consolidated balance sheet at December 31, 1995 has been taken from the audited financial statements.
See accompanying notes to consolidated financial statements.



             COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                     Three months ended               Six months ended
                                                           June 30,                        June 30,
                                                     1996          1995              1996          1995
                                                  -----------   -----------       -----------   -----------
Interest income:
   Interest and fees on loans                     $1,382,065    $1,057,237        $2,574,420    $2,037,187
   Interest on federal funds sold                     26,621        30,284            60,751        80,015
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies      269,487       244,685           544,428       471,082
     Other                                            29,968        20,038            54,246        44,516
                                                  -----------   -----------       -----------   -----------
         Total interest income                    $1,708,141    $1,352,244        $3,233,845    $2,632,800

Interest expense:
   Interest on deposits
     Demand                                       $   97,380    $  100,604        $  189,662    $  195,883
     Savings                                          87,267       111,559           176,526       227,192
     Time                                            280,349       222,324           556,705       386,840
     Time, in excess of $100,000                     159,816        89,775           294,148       179,239
   Interest on federal funds purchased                 1,301           338             1,334           338
   Interest expense - other                           11,870                          11,870
                                                  -----------   -----------       -----------   -----------
         Total interest expense                   $  637,983    $  524,600        $1,230,245    $  989,492
                                                  -----------   -----------       -----------   -----------
         Net interest income                      $1,070,158    $  827,644        $2,003,600    $1,643,308

Provision for loan losses                             50,691        50,000            93,678       133,300
                                                  -----------   -----------       -----------   -----------
     Net interest income after
           provision for loan losses              $1,019,467    $  777,644        $1,909,922    $1,510,008
                                                  -----------   -----------       -----------   -----------
Other income:
   Service charges and fees                       $  199,311    $  177,787        $  396,684    $  357,942
   Insurance commissions                              42,756        10,246            62,518        17,596
   Gain (loss) on sales of investment securities      (9,437)         (492)           (8,233)         (492)
   Appraisal fees                                     23,600        19,423            47,455        32,868
   Miscellaneous                                      14,184         4,194            30,834         7,794
                                                  -----------   -----------       -----------   -----------
         Total other income                       $  270,414    $  211,158        $  529,258    $  415,708

Other expenses:
   Salaries and employee benefits                 $  461,336    $  327,549        $  871,437    $  662,097
   Occupancy                                         133,747       102,700           261,273       207,353
   Other operating                                   310,024       252,754           567,039       494,055
                                                  -----------   -----------       -----------   -----------
         Total other expenses                     $  905,107    $  683,003        $1,699,749    $1,363,505
                                                  -----------   -----------       -----------   -----------
         Earnings before income taxes             $  384,774    $  305,799        $  739,431    $  562,211
Income taxes                                         121,279        90,541           251,772       169,641
Minority interest in earnings of subsidiary            8,743                           6,839
                                                  -----------   -----------       -----------   -----------
         Net earnings                             $  254,752    $  215,258        $  480,820    $  392,570
                                                  ===========   ===========       ===========   ===========
Net earnings per common share                     $     0.30    $     0.26        $     0.58    $     0.47
                                                  ===========   ===========       ===========   ===========
Weighted average common shares outstanding        $  835,569    $  834,999        $  836,020    $  834,999
                                                  ===========   ===========       ===========   ===========








See accompanying notes to consolidated financial statements.

          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
              Consolidated Statements of Cash Flows
                               (Unaudited)

                                                                 Six Months Ended
                                                               June 30,      June 30,
                                                                1996           1995
                                                           -------------   -------------
Cash flows from operating activities:
   Net earnings                                            $    480,820    $    392,570
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                114,738          74,294
       Provision for loan losses                                 93,678         133,300
       Net (gain) loss on sale of investment securities           8,233             492
       Net (gain) loss on sale of other real estate              (2,330)          4,212
      Net (gain) loss on sale of fixed asset                        628          (1,498)
       Net change in:
         Interest receivable                                    (28,020)       (133,636)
         Interest payable                                        41,254          91,843
         Other assets                                          (463,345)        (43,181)
         Accrued expenses and other liabilities                 469,728         (72,150)
                                                           -------------   -------------
       Net cash provided by operating activities           $    715,384    $    446,246
                                                           -------------   -------------
Cash flows from investing activities:
   Purchase of investment securities                         (6,656,712)     (4,406,473)
   Proceeds from maturities of investment securities          2,800,000       1,500,000
   Proceeds from sales, calls, and paydowns
     of investment securities                                 3,900,239       1,130,802
   Purchase of equity securities                               (205,000)              0
   Net increase in loans                                     (9,722,322)     (1,919,501)
   Purchase of bank premises and equipment                     (112,480)       (113,071)
   Purchase of real estate                                            0         (43,500)
   Proceeds from sale of other real estate                      102,841          26,898
   Improvements to other real estate                             (3,053)               0
   Proceeds from sale of fixed asset                              1,800           4,000
                                                           -------------   -------------
       Net cash used in investing activities               $ (9,894,687)   $ (3,820,845)
                                                           -------------   -------------
Cash flows from financing activities:
   Net change in demand and savings deposits                  4,276,234      (2,414,067)
   Net change in time deposits                                4,692,608       3,119,046
   Dividends paid                                              (209,125)       (208,750)
   Retirement of stock                                           (7,000)              0
   Exercise of stock options                                        552               0
                                                           -------------   -------------
       Net cash provided (used) by financing activities    $  8,753,269    $    496,229
                                                           -------------   -------------
Net increase (decrease) in cash and cash equivalents           (426,034)     (2,878,370)
Cash and cash equivalents at beginning of period              5,907,523       7,859,152
                                                           -------------   -------------
Cash and cash equivalents at end of period                 $  5,481,489    $  4,980,782
                                                           =============   =============

See accompanying notes to consolidated financial statements.

          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
          Consolidated Statement of Cash Flows, continued
                                          (Unaudited)

                                                                       Six Months Ended
                                                                   June 30,        June 30,
                                                                     1996            1995
                                                                 -------------   -------------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                       1,188,991         897,649

   Noncash investing activities:
     Transfers of loans to other real estate                                0          21,000
     Financed sales of other real estate                                    0          24,975
     Change in unrealized gain/(loss) on securities available
       for sale, net of tax of $107,176 and $72,292                  (188,287)        251,093

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

    Effective September 1, 1995, the Company established CLC as a non-bank subsidiary engaged in the consumer finance business in Woodstock, Georgia. Effective April 1, 1996, CLC acquired two additional consumer finance offices located in Rockmart, Georgia, and Rossville, Georgia. The Company owns 75% of CLC's outstanding capital stock. The remaining 25% of CLC's outstanding capital stock is owned by an individual who is employed as President of CLC.
The Company has helped finance the operations of CLC through a revolving line of credit with a maximum availability of $1,000,000.

    The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of June 30, 1996 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.

2.  Accounting for Impairment of a Loan
    -----------------------------------

    As of January 1, 1995, the Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or cost, premium or discount existing at the inception or acquisition of the loan, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. As of January 1, 1995, the Company adopted SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" which amends SFAS 114 to require information about the recorded investment in certain impaired loans and eliminates its provisions regarding how a creditor should report income on an impaired loan. SFAS 118 allows creditors to use existing methods for recognizing income on impaired loans, including methods used by certain industry regulators. As of the date of adoption, and as of June 30, 1996, the impact of SFAS 114 and SFAS 118 is not material to the Company's consolidated financial statements.

3.  Earnings Per Share
    ------------------

    Earnings per share amounts are based on the weighted average number of shares outstanding during the period.

Item 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                  For the Six Month Period Ended June 30, 1996

    Management's discussion and analysis of financial condition and results of operations analyzes the material changes in the consolidated balance sheets and statements of earnings presented herein for Community Trust Financial Services Corporation (the Company). Unless otherwise indicated, the term Company includes Community Trust Bank (the Bank), Metroplex Appraisals, Inc. (Metroplex), and Community Loan Company (CLC). Metroplex, located in Hiram, Georgia, is a wholly-owned non-bank subsidiary of the Company which performs appraisals of real and personal property. CLC is a majority-owned subsidiary which is engaged in the consumer finance business with offices in Woodstock, Georgia, Rockmart, Georgia, and Rossville, Georgia. The financial data analyzed herein is not significantly affected by the operations of Metroplex or CLC. Management anticipates that neither Metroplex nor CLC will have a significant impact on the Company's earnings and performance during 1996.

Financial Condition
- -------------------

    Gross loans during the first six months of 1996 increased approximately $9,715,565 or 24.98% over the total gross loans at December 31, 1995, as compared to an increase of $1,891,122, or 5.42%, for the same six month period ended June 30, 1995. Management believes that the increase in loan growth was due primarily to an increase in lending personnel, thereby allowing the Bank to better serve the growing Paulding County market, and the markets of surrounding counties. With the increase in lending personnel, the Bank has also increased its emphasis on lending to small businesses. The Bank opened a third branch in January 1996 that is located in a segment of Paulding County which is experiencing rapid growth in residential population. Additionally, the Bank has a new loan product which was introduced in the third quarter of 1995, targeting consumer customers by offering credit card services with no annual fee at reasonable rates. Additionally, automobile loans were promoted in the first and second quarter of 1996 with a competitive rate. Since CLC only began operations on September 1, 1995, and since it operates from three relatively small offices, its gross loans, totaling approximately $914,822, or 1.88% of the Company's gross loans, do not significantly affect the financial data analyzed. Although Management anticipates growth in CLC's total loans , the subsidiary will have only a minimal impact on the Company's balance sheet. Management anticipates some continued increase in the Bank's loan growth for 1996 primarily due to its increased marketing efforts which are designed to attract new borrowers in its primary lending area and to provide additional loan products to its existing borrowers. Management continues to strive for consistent loan volume while meeting the conservative criteria set by its loan policy.

    The Bank's increase in gross loans for the first six months of 1996 was funded primarily through an increase in deposits. Total deposits during the first six months of 1996 increased approximately $8,968,842, or 14.65%, from $61,235,289 at December 31, 1995 to $70,204,131 at June 30, 1996. This
relatively swift growth in total deposits was due primarily to significant changes in deposit balances maintained by some of the Bank's large depositors. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth.

Results of Operations
- ---------------------

Interest Income
- ---------------

    Interest income for the first six months of 1996 was $3,233,845, representing an increase of $601,045, or 22.83% over the same period in 1995. This increase was primarily attributable to the increase in the Company's total interest earning assets to $70,491,524 for the period ended June 30, 1996 as compared to $58,419,764 for the same period in 1995. The yield on interest-earning assets was 9.29% for the period ended June 30, 1996, as compared to 9.22% for the same period in 1995. Investment securities during the first six months of 1996 decreased by approximately $123,264, or .60% compared to total investment securities held at December 31, 1995.

    Additionally, the Company holds approximately $3,068,857 or 15.15% of its investment portfolio in mortgage-backed securities. These mortgage-backed securities are subject to being prepaid in part or in whole. Because a premium was paid for the purchase of some of these mortgage-backed securities, an accelerated payback can decrease earnings through faster amortization of the premium. Mortgage-backed securities also may be subject to a slowdown in repayments, especially in a rising rate environment. This type of risk, called extension risk, is not significant since the majority of the mortgage-backed securities owned by the Company are variable rate securities or have a final maturity of less than five years. Management monitors the pre-payment risk and extension risk associated with the Company's investments in mortgage-backed securities in an effort to maintain an overall acceptable level of risk.

    Although the Bank loses some interest income due to non-performing assets, defined as loans placed on non-accrual status, real estate acquired through foreclosure, and property acquired through repossession, management considers the Bank's level of non-performing assets to be at an acceptable level. Non-performing assets totaled approximately $52,927, or 0.07% of total assets as of June 30, 1996, as compared to $273,696, or 0.41% of total assets as of December 31, 1995.

Interest Expense
- ----------------

    Interest expense for the first six months of 1996 increased $240,753, or 24.33% as compared to the same period in 1995. This increase, as compared to the $8,359,232, or 16.05% increase in interest-bearing deposits for that same time period, is primarily attributable to the Company's higher cost of funds during the first six months of 1996 as compared to the same period in 1995, resulting from higher market interest rates. In response to these increases, the Company found it necessary to increase rates paid on deposits but continued to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). The Company's net interest margin as of June 30, 1996 was 5.61%, as compared to 5.76% as of June 30, 1995, primarily as a result of the Company's efforts to maintain its lower cost of funds. However, as market rates on interest-bearing deposits have risen during the first six months of 1996, the Company has continued to raise certain deposit rates to stay competitive with its peers.

Other Income
- ------------

    Other income increased approximately $113,550, or 27.31%, during the first six months of 1996 as compared to the same period in 1995 primarily due to increased insurance commissions and service charges and fees. Service charges and fee income increased approximately $38,742, or 10.82%, during the first six months of 1996 as compared to the same period in 1995, primarily due to an increase in the number of deposit accounts. Insurance commissions increased approximately $44,922, or 255.30%, during the first six months of 1996 as compared to the same period in 1995 primarily due to income derived from the subsidiary CLC. Consumer finance companies typically sell credit life and automobile liability insurance to many of their customers.

Other Expenses
- --------------

    Other expenses for the first six months of 1996 increased $336,224, or 24.66%, as compared to the first six months of 1995. This increase is attributable primarily to an increase in salaries and employee benefits caused by the (i) Bank's need for additional human resources due to the growing customer base of the Bank, (ii) salary and benefit costs of CLC, and (iii) routine salary increases. Occupancy expense increased by approximately $53,920, or 26.00% for the first six months of 1996 as compared to the same period for 1995, primarily due to the addition of the Bank's Brownsville branch and CLC's three offices.

Capital
- -------

    The Company is subject to regulatory capital requirements imposed by the Georgia Department of Banking and Finance (the "Department"). The Department has established a minimum level of capital to total assets of 5%, with certain adjustments, on a consolidated basis for bank holding companies. At June 30, 1996, the Company's ratio of capital to total average assets was 9.34%, using the Department's guidelines. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier One capital.
Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at June 30, 1996 was 10.02%, and its ratio of Tier One capital to risk weighted assets was 8.80%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at June 30, 1996 was 11.90%, and its Tier One capital to risk weighted assets was 10.69%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier One capital to total average assets (Tier One leverage ratio) of 4.0% to 5.0%, including the most highly-rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier One leverage ratio required for the most highly-rated banks and bank holding companies with no plans to expand. The Bank substantially exceeds its Tier One leverage ratio requirement with a Tier One leverage ratio of 6.51% as of June 30, 1996. The Company also substantially exceeds its Tier One leverage ratio requirement with a Tier One leverage ratio of 7.92% as of June 30, 1996. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

Liquidity
- ---------

     Liquidity represents the Company's ability to meet both loan commitments and deposit withdrawals. As of June 30, 1996, the Bank's liquidity ratio (defined as net cash, short term assets, and marketable assets divided by net deposits and short term liabilities) was 27.40%, as compared to 34.76% at June 30, 1995. The Bank maintains two lines of credit to borrow fed funds that total $3,000,000 in order to enhance liquidity. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of that credit opportunity fluctuates based on criteria set by the Federal Home Loan Bank. Additionally, in order to enhance liquidity at the holding company level, the Company has obtained a $2,500,000 revolving credit facility.

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

                 Not applicable


         Item 2. Changes in Securities

                 Not applicable


         Item 3. Defaults upon Senior Securities

                 Not applicable


         Item 4. Submission of Matters to a Vote of Security Holders

                 The Company held its annual meeting of stockholders on April 17, 1996. Two proposals concerning the election of directors and the ratification of appointment of independent accountants were voted on and approved


         Item 5. Other Information

                 In February 1996, the Company filed a notice with both the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance (the "Department") of CLC's intention to purchase the assets of two existing consumer finance companies located in Rossville, Georgia, and Rockmart, Georgia. The non-bank subsidiary, CLC, has been engaged in the consumer finance business in Woodstock, Georgia, an activity which is permissable for a bank holding company under applicable Federal Reserve regulations, since September 1995. The Department and the Federal Reserve approved the acquisitions in March 1996, and said purchases were consumated effective April 1, 1996.


        Item 6.a Exhibits

                 Exhibit
                 Number    Description
                 ------    -----------
                   27      Financial Data Schedule, which is submitted
                           electronically to the Securities and Exchange
                           Commission for information only and not filed.

        Item 6.b Reports on Form 8-K

                 Not applicable

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


                 Community Trust Financial Services Corporation
                 ----------------------------------------------
                                  (Registrant)



DATE: August 9, 1996           /s/ Ronnie L. Austin
                               ------------------------------
                               Ronnie L. Austin, President
                               and Chief Executive Officer
                               (Duly Authorized Officer)



DATE: August 9, 1996           /s/ Angel J. Byrd
                               ------------------------------
                               Angel J. Byrd
                               (Principal Accounting Officer)