Form 10QSB
period 1996-09-30
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1996-11-13
CIK 869447

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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



                       Outstanding at September 30, 1996
                         ------------------------------
                                 836,569 shares

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                       PAGE
NUMBER                                                                    NUMBER
------                                                                    ------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   1.  Consolidated Balance Sheets at September 30, 1996 (unaudited)
       and December 31, 1995 (audited)..................................      1


   2.  Consolidated Statements of Earnings for the three months ended September 30, 1996 and September 30, 1995, and the nine months ended September 30, 1996 and September 30, 1995
       (unaudited)......................................................      2


   3.  Consolidated Statements of Cash Flows for the nine months
       ended September 30, 1996 and September 30, 1995 (unaudited)......      3


   4.  Notes to Consolidated Financial Statements.......................      5


Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................      6


PART II - OTHER INFORMATION.............................................      9

Item 1. Legal Proceedings...............................................      9

Item 2. Changes in Securities...........................................      9

Item 3. Defaults upon Senior Securities.................................      9

Item 4. Submission of Matters to a Vote of Security Holders.............      9

Item 5. Other Information...............................................      9

Item 6. Exhibits and Reports on Form 8-K................................      9

     Signatures.........................................................     10

                         PART I. FINANCIAL INFORMATION
                         Item 1. Financial Statements
                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                          Consolidated Balance Sheets
                   September 30, 1996 and December 31, 1995

                             Assets
                                                         September 30,   December 31,
                                                             1996            1995
                                                         --------------- --------------
                                                          (Unaudited)      (Audited)

Cash and due from banks                                     4,430,723       4,227,523
Federal funds sold                                          3,120,000       1,680,000
                                                         -------------   -------------
   Cash and cash equivalents                                7,550,723       5,907,523

Securities available for sale                              19,609,636      20,591,060
Other investments                                             255,000          50,000
Loans                                                      48,868,975      38,898,163
   Less: Allowance for loan losses                           (716,275)       (583,306)
                                                         -------------   -------------
         Loans, net                                        48,152,700      38,314,857

Premises and equipment                                      2,223,037       2,225,916
Accrued interest receivable                                   691,730         717,722
Other real estate and repossessions                                 0          98,182
Other assets                                                  836,846         325,360
                                                         -------------   -------------
                                                           79,319,672      68,230,620
                                                         =============   =============
                 Liabilities and Stockholders' Equity
Deposits:
   Demand                                                   9,253,214       9,139,735
   Interest-bearing demand                                 17,796,303      14,073,537
   Savings                                                 11,391,520      10,915,179
   Time                                                    21,145,411      18,317,443
   Time, in excess of $100,000                             11,726,299       8,789,395
                                                         -------------   -------------
         Total deposits                                    71,312,747      61,235,289

Accrued interest payable                                      651,904         589,089
Accrued expenses and other liabilities                        901,038         377,946
                                                         -------------   -------------
         Total liabilities                                 72,865,689      62,202,324

Minority interest                                               3,778          (3,610)

Stockholders' equity:
   Common stock, $2.50 par value; 5,000,000 shares          2,091,423       2,091,247
     authorized; 836,569 and 836,499 issued and
     outstanding
   Additional paid-in capital                               2,092,889       2,091,293
   Retained earnings                                        2,370,039       1,836,240
   Net unrealized holding (loss) gain on
     securities available for sale                           (104,146)         13,126
                                                         -------------   -------------
         Total stockholders' equity                         6,450,205       6,031,906
                                                         -------------   -------------
                                                           79,319,672      68,230,620
                                                         =============   =============

The consolidated balance sheet at December 31, 1995 has been taken from the audited financial statements. See accompanying notes to consolidated financial statements.



                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                      Consolidated Statements of Earnings
                                  (Unaudited)




                                                      Three months ended             Nine months ended
                                                         September 30,                  September 30,
                                                     1996          1995              1996          1995
Interest income:                                  -----------   -----------       -----------   -----------
   Interest and fees on loans                     $1,441,584    $1,116,495        $4,016,004    $3,153,682
   Interest on federal funds sold                     45,967        35,521           106,718       115,536
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies      234,949       246,876           779,377       717,958
     Other                                            36,351        19,662            90,597        64,178
                                                  -----------   -----------       -----------   -----------
         Total interest income                     1,758,851     1,418,554         4,992,696     4,051,354

Interest expense:
   Interest on deposits
     Demand                                          107,839       101,710           297,501       297,593
     Savings                                          87,889       105,226           264,415       332,418
     Time                                            302,350       242,337           859,055       629,177
     Time, in excess of $100,000                     175,781       128,538           469,929       307,777
   Interest on federal funds purchased                     0             0             1,334           338
   Interest expense - other                           12,001                          23,871
                                                  -----------   -----------       -----------   -----------
         Total interest expense                      685,860       577,811         1,916,105     1,567,303
                                                  -----------   -----------       -----------   -----------
         Net interest income                       1,072,991       840,743         3,076,591     2,484,051

Provision for loan losses                             55,639        30,000           149,317       163,300
                                                  -----------   -----------       -----------   -----------
     Net interest income after
           provision for loan losses              $1,017,352      $810,743        $2,927,274    $2,320,751
                                                  -----------   -----------       -----------   -----------
Other income:
   Service charges and fees                         $207,179      $185,002          $603,863      $542,944
   Insurance commissions                              59,108         7,004           121,626        24,600
   Loss on sales of investment securities             (1,618)            0            (9,851)         (492)
   Appraisal fees                                     23,950        23,000            71,405        55,868
   Miscellaneous                                      14,058         7,277            44,892        15,071
                                                  -----------   -----------       -----------   -----------
         Total other income                          302,677       222,283           831,935       637,991

Other expenses:
   Salaries and employee benefits                   $496,161      $335,885        $1,367,598      $997,982
   Occupancy                                         140,332       114,764           401,605       322,117
   Other operating                                   281,041       244,464           848,080       738,519
                                                  -----------   -----------       -----------   -----------
         Total other expenses                        917,534       695,113         2,617,283     2,058,618
                                                  -----------   -----------       -----------   -----------
         Earnings before income taxes               $402,495      $337,913        $1,141,926      $900,124
Income taxes                                         137,843       113,176           389,615       282,817
Minority interest in earnings of subsidiary              548          (675)            7,387          (675)
                                                  -----------   -----------       -----------   -----------
         Net earnings                               $264,104      $225,412          $744,924      $617,982
                                                  ===========   ===========       ===========   ===========
Net earnings per common share                          $0.32         $0.27             $0.89         $0.74
                                                  ===========   ===========       ===========   ===========
Weighted average common shares outstanding           835,797       835,537           835,945       835,180
                                                  ===========   ===========       ===========   ===========

See accompanying notes to consolidated financial statements.


          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
              Consolidated Statements of Cash Flows
                             (Unaudited)

                                                             Nine Months Ended
                                                       September 30,   September 30,
                                                           1996            1995
                                                       -------------   -------------
Cash flows from operating activities:
   Net earnings                                            $744,924        $617,982
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion            193,819         118,539
       Provision for loan losses                            149,317         163,300
       Net (gain) loss on sale of investment securities       9,852             492
       Net (gain) loss on sale of other real estate          (1,330)          4,212
      Net (gain) loss on sale of fixed asset                 (1,422)         (1,498)
       Net change in:
         Interest receivable                                 25,992        (209,130)
         Interest payable                                    62,815         219,886
         Other assets                                      (484,437)        (74,359)
         Accrued expenses and other liabilities             530,480         (40,792)
                                                       -------------   -------------
       Net cash provided by operating activities         $1,230,010        $798,632
                                                       -------------   -------------
Cash flows from investing activities:
   Purchase of investment securities                     (8,863,275)     (4,914,598)
   Proceeds from maturities of investment securities      4,860,000       1,550,000
   Proceeds from sales, calls, and paydowns
     of investment securities                             4,823,184       1,302,413
   Purchase of equity securities                           (205,000)              0
   Net increase in loans                                 (9,987,160)     (3,523,849)
   Purchase of bank premises and equipment                 (185,302)       (221,597)
   Purchase of real estate                                        0         (43,500)
   Proceeds from sale of other real estate                  101,841          26,898
   Improvements to other real estate                         (3,053)              0
   Proceeds from sale of fixed asset                          3,850           4,000
                                                       -------------   -------------
       Net cash used in investing activities            ($9,454,915)    ($5,820,233)
                                                       -------------   -------------
Cash flows from financing activities:
   Net change in demand and savings deposits              4,312,586      (1,750,280)
   Net change in time deposits                            5,764,872       4,403,998
   Dividends paid                                          (209,125)       (208,750)
   Retirement of stock                                       (7,000)              0
   Exercise of stock options                                  6,772           7,545
                                                       -------------   -------------
       Net cash provided (used) by financing activities  $9,868,105      $2,452,513
                                                       -------------   -------------
Net increase (decrease) in cash and cash equivalents      1,643,200      (2,569,088)
Cash and cash equivalents at beginning of period          5,907,523       7,859,152
                                                       -------------   -------------
Cash and cash equivalents at end of period               $7,550,723      $5,290,064
                                                       =============   =============

See accompanying notes to consolidated financial statements.


                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                Consolidated Statement of Cash Flows, continued
                                  (Unaudited)

                                                                   Nine Months ended
                                                             September 30,   September 30,
                                                                  1996          1995
                                                             -------------   -------------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                   1,853,290      1,347,417

   Noncash investing activities:
     Transfers of loans to other real estate                            0       122,456
     Financed sales of other real estate                                0        24,975
     Financed sale of fixed asset                                       0         2,200
     Change in unrealized gain/(loss) on securities available
       for sale, net of tax of $63,725 and $32,575               (117,272)      328,191



See accompanying notes to consolidated financial statements.

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION


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

    Effective September 1, 1995, the Company established CLC as a non-bank subsidiary engaged in the consumer finance business in Woodstock, Georgia. Effective April 1, 1996, CLC acquired two additional consumer finance offices located in Rockmart, Georgia, and Rossville, Georgia. The Company owns 75% of CLC's outstanding capital stock. The remaining 25% of CLC's outstanding capital stock is owned by an individual who is employed as President of CLC. The Company has helped finance the operations of CLC through a revolving line of credit which, at September 30, 1996, had a maximum availability of $1,000,000.

    The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of September 30, 1996 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.

2.  Accounting for Impairment of a Loan
    -----------------------------------

    As of January 1, 1995, the Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or cost, premium or discount existing at the inception or acquisition of the loan, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. As of January 1, 1995, the Company adopted SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" which amends SFAS 114 to require information about the recorded investment in certain impaired loans and eliminates its provisions regarding how a creditor should report income on an impaired loan. SFAS 118 allows creditors to use existing methods for recognizing income on impaired loans, including methods used by certain industry regulators. As of the date of adoption, and as of September 30, 1996, the impact of SFAS 114 and SFAS 118 is not material to the Company's consolidated financial statements.

3.  Earnings Per Share
    ------------------

    Earnings per share amounts are based on the weighted average number of shares outstanding during the period.

Item 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

               For the Nine Month Period Ended September 30, 1996

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

Financial Condition
-------------------

    Gross loans during the first nine months of 1996 increased approximately $9,970,812 or 25.63% over the total gross loans at December 31, 1995, as compared to an increase of $3,391,073, or 9.71%, for the same nine month period ended September 30, 1995. Management believes that the increase in loan growth was due primarily to an increase in lending personnel, thereby allowing the Bank to better serve the growing Paulding County market, and the markets of surrounding counties. With the increase in lending personnel, the Bank has also increased its emphasis on lending to small businesses. The Bank opened a third branch in January 1996 that is located in a segment of Paulding County which is experiencing rapid growth in residential population. Additionally, the Bank has a new loan product which was introduced in the third quarter of 1995, targeting consumer customers by offering credit card services with no annual fee at reasonable rates. Additionally, automobile loans were promoted in the first and second quarter of 1996 with a competitive rate. Since CLC only began operations on September 1, 1995, and since it operates from three relatively small offices, its gross loans, totaling approximately $1,002,411, or 2.05% of the Company's gross loans, do not significantly affect the financial data analyzed. Although Management anticipates growth in CLC's total loans, the subsidiary will have only a minimal impact on the Company's balance sheet. Management anticipates some continued increase in the Bank's loan growth for 1996 primarily due to its increased marketing efforts which are designed to attract new borrowers in its primary lending area and to provide additional loan products to its existing borrowers. Management continues to strive for consistent loan volume while meeting the criteria set by its loan policy.

    The Bank's increase in gross loans for the first nine months of 1996 was funded primarily through an increase in deposits. Total deposits during the first nine months of 1996 increased approximately $10,077,458, or 16.46%, from $61,235,289 at December 31, 1995 to $71,312,747 at September 30, 1996. This
relatively swift growth in total deposits was due primarily to significant changes in deposit balances maintained by some of the Bank's large depositors. Other factors which have also contributed to the growth are the opening of the Bank's Brownsville branch in January 1996 and a change in ownership and management of a local competitor. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth.

Results of Operations
---------------------

Interest Income
---------------

    Interest income for the first nine months of 1996 was $4,992,696, representing an increase of $941,342, or 23.24% over the same period in 1995. This increase was primarily attributable to the increase in the Company's total interest earning assets to $71,853,611 for the period ended September 30, 1996 as compared to $61,019,179 for the same period in 1995. The yield on interest-earning assets was 9.30% for the period ended September 30, 1996, as compared to 9.30% for the same period in 1995. Investment securities during the first nine months of 1996 decreased by approximately $776,424, or 3.76% compared to total investment securities held at December 31, 1995.

    Additionally, the Company holds approximately $2,897,867 or 14.59% of its investment portfolio in mortgage-backed securities. These mortgage-backed securities are subject to being prepaid in part or in whole. Because a premium was paid for the purchase of some of these mortgage-backed securities, an accelerated payback can decrease earnings through faster amortization of the premium. Mortgage-backed securities also may be subject to a slowdown in repayments, especially in a rising rate environment. This type of risk, called extension risk, is not significant since the majority of the mortgage-backed securities owned by the Company are variable rate securities or have a final maturity of less than five years. Management monitors the pre-payment risk and extension risk associated with the Company's investments in mortgage-backed securities in an effort to maintain an overall acceptable level of risk.

    Although the Bank loses some interest income due to non-performing assets, defined as loans placed on non-accrual status, real estate acquired through foreclosure, and property acquired through repossession, management considers the Bank's level of non-performing assets to be at an acceptable level. Non-performing assets totaled approximately $48,406, or 0.06% of total assets as of September 30, 1996, as compared to $273,696, or 0.41% of total assets as of December 31, 1995.

Interest Expense
----------------

    Interest expense for the first nine months of 1996 increased $348,802, or 22.25% as compared to the same period in 1995. This increase, as compared to the $9,963,979, or 19.13% increase in interest-bearing deposits for that same time period, is primarily attributable to the Company's higher cost of funds during the first nine months of 1996 as compared to the same period in 1995, resulting from higher market interest rates. In response to these increases, the Company found it necessary to increase rates paid on deposits but continued to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). The Company's net interest margin as of September 30, 1996 was 5.58%, as compared to 5.76% as of September 30, 1995, primarily due to the Company's increased cost of funds this year. As market rates on interest-bearing deposits have risen during the first nine months of 1996, the Company has continued to raise certain deposit rates to stay competitive with its peers.

Other Income
------------

    Other income increased approximately $193,944, or 30.40%, during the first nine months of 1996 as compared to the same period in 1995 primarily due to increased insurance commissions and service charges and fees. Service charges and fee income increased approximately $60,919, or 11.22%, during the first nine months of 1996 as compared to the same period in 1995, primarily due to an increase in the number of deposit accounts. Insurance commissions increased approximately $97,026, or 394.41%, during the first nine months of 1996 as compared to the same period in 1995 primarily due to income derived from the subsidiary CLC. Consumer finance companies typically sell credit life and automobile liability insurance to many of their customers.

Other Expenses
--------------

    Other expenses for the first nine months of 1996 increased $558,665, or 27.14%, as compared to the first nine months of 1995. This increase is attributable primarily to an increase in salaries and employee benefits caused by the (i) Bank's need for additional human resources due to the growing customer base of the Bank, (ii) salary and benefit costs of CLC, and (iii) routine salary increases. Occupancy expense increased by approximately $79,488, or 24.68% for the first nine months of 1996 as compared to the same period for 1995, primarily due to the addition of the Bank's Brownsville branch and CLC's three offices.

Capital
-------
    The Company is subject to regulatory capital requirements imposed by the Georgia Department of Banking and Finance (the "Department"). The Department has established a minimum level of capital to total assets of 5%, with certain adjustments, on a consolidated basis for bank holding companies. At September 30, 1996, the Company's ratio of capital to total average assets was 9.09%, using the Department's guidelines. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier One capital.
Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at September 30, 1996 was 10.57%, and its ratio of Tier

One capital to risk weighted assets was 9.30%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at September 30, 1996 was 12.38%, and its ratio of Tier One capital to risk weighted assets was 11.13%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier One capital to total average assets (Tier One leverage ratio) of 4.0% to 5.0%, including the most highly-rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier One leverage ratio required for the most highly-rated banks and bank holding companies with no plans to expand. The Bank substantially exceeds its Tier One leverage ratio requirement with a Tier One leverage ratio of 6.58% as of September 30, 1996. The Company also substantially exceeds its Tier One leverage ratio requirement with a Tier One leverage ratio of 7.88% as of September 30, 1996. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

Liquidity
---------

     Liquidity represents the Company's ability to meet both loan commitments and deposit withdrawals. As of September 30, 1996, the Bank's liquidity ratio (defined as net cash, short term assets, and marketable assets divided by net deposits and short term liabilities) was 31.28%, as compared to 35.22% at September 30, 1995. The Bank maintains two lines of credit to borrow fed funds that total $3,000,000 in order to enhance liquidity. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of that credit opportunity fluctuates based on criteria set by the Federal Home Loan Bank. Additionally, in order to enhance liquidity at the holding company level, the Company has obtained a $2,500,000 revolving credit facility.

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


                 Community Trust Financial Services Corporation
                 ----------------------------------------------
                                  (Registrant)



DATE: November 4, 1996   /s/Ronnie L. Austin
                         -------------------
                         Ronnie L. Austin, President
                         and Chief Executive Officer
                         (Duly Authorized Officer)



DATE: November 4, 1996   /s/Angel J. Byrd
                         ----------------
                         Angel J. Byrd
                         (Principal Accounting Officer)