Form 10KSB40
period 1996-12-31
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1997-03-31
CIK 869447

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-KSB

            [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ________________ to _______________

                        COMMISSION FILE NUMBER 0-19030

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                (Name of small business issuer in its charter)

        Georgia                                        58-1856582
(State of incorporation)                         (I.R.S. Employer
                                                         Identification No.)

                  1784 ATLANTA HIGHWAY, HIRAM, GEORGIA 30141
             (Address of principal executive offices)(Zip Code)50,

                                (770) 445-1014
                (Issuer's telephone number including area code)

                            _______________________
       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $2.50 par value
                               (Title of Class)

                            _______________________
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X
                                                                        ---
NO___


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the Registrant's fiscal year ended December 31, 1996, total $8,000,151.

The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on March 13, 1997 was $7,694,508. There were 839,264 shares of Common Stock outstanding as of March 13, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Company's 1996 Annual Report are incorporated by reference in
Part II hereof, and portions of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on April 16, 1997 are incorporated by reference in Part III hereof.

     Transitional Small Business Disclosure Format (check one): Yes ____; No X
                                                                             -

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                 ----------------------------------------------
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                             PAGE
NUMBER                                                           NUMBER
------                                                           ------

                                     PART I
   1.     Description of Business.............................    2

   2.     Description of Property.............................   35

   3.     Legal Proceedings...................................   36

   4.     Submission of Matter to a Vote of
          Security Holders....................................   36

   4(A).  Executive Officers of the Company
          and the Bank........................................   36

                                    PART II

   5.     Market for Common Equity and
          Related Stockholder Matters.........................   37

   6.     Management's Discussion and Analysis
          or Plan of Operation................................   38

   7.     Financial Statements................................   38

   8.     Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................   38

                                   PART III

   9.     Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act...................   38

   10.    Executive Compensation..............................   39

   11.    Security Ownership of Certain Beneficial Owners
          and Management......................................   39

   12.    Certain Relationships and Related Transactions......   39

   13.    Exhibits and Reports on Form 8-K....................   39

          Signatures..........................................   42

          Index of Exhibits...................................   44

                                    PART I
                                    ------


ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------


THE COMPANY

     Community Trust Financial Services Corporation (the "Company") was incorporated under the laws of the State of Georgia on October 17, 1988 at the direction of Community Trust Bank (the "Bank") for the purpose of becoming a bank holding company for the Bank. Prior to February 22, 1991, the Company's business consisted only of taking the actions necessary to effectuate the holding company reorganization, and the Company conducted no active business operations. On February 22, 1991, following the receipt of all requisite corporate and regulatory approvals, CTFS Interim Corporation, a wholly-owned subsidiary of the Company, was merged with and into the Bank, and the Company issued shares of its Common Stock to shareholders of the Bank in exchange for all of the outstanding Common Stock of the Bank. As a result, the Bank became a wholly-owned subsidiary of the Company, and the shareholders of the Bank became shareholders of the Company, with the same proportional interests in the Company as they previously held in the Bank (excluding the nominal effect on their ownership interests of the exercise of dissenter's rights by certain shareholders of the Bank) (the "Reorganization"). Following the Reorganization, the Bank has continued its business operations as a Georgia-chartered commercial bank under the same name, articles of incorporation and bylaws.

     As a bank holding company, the Company is intended to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services which a traditional commercial bank may not provide under present laws. The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities. Nevertheless, the primary activity of the Company currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank.

     In May 1992, the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance (the "Georgia Department") approved the Company's formation and operation of a non-bank subsidiary for the purpose of performing appraisals of real and personal property for the Bank as well as other entities, such as financial institutions, mortgage companies and insurance companies. The subsidiary's name is Metroplex Appraisals, Inc. ("Metroplex") and it is located in Hiram, Georgia. The performance of real and personal property appraisals is a permissible activity for a bank holding company under applicable Federal Reserve regulations. Since Metroplex represents less than 5% of the Company's consolidated assets and consolidated net earnings, the financial data analyzed herein is not significantly affected by the operations of Metroplex. Management anticipates that Metroplex will have only a minimal impact on the Company's earnings and performance during 1997.

     In August 1995, the Federal Reserve Bank of Atlanta and the Georgia Department approved the Company's formation and operation of Community Loan Company ("CLC"), a non-bank subsidiary, for the purpose of engaging in the consumer finance business. CLC is structured as a joint venture with the Company as majority owner of 75% of its outstanding capital stock. The remaining 25% of the subsidiary's outstanding capital stock is owned by an individual who is employed as President of the subsidiary. CLC's first office began operations in September 1995 in Woodstock, Georgia, and two additional consumer finance offices were acquired April

1, 1996 in Rockmart, Georgia, and Rossville, Georgia, respectively. Since CLC represents less than 5% of consolidated assets and consolidated net earnings, the financial data analyzed herein is not significantly affected by the operations of CLC.

     The Company is currently negotiating with a potential joint venture partner for the purpose of establishing a non-bank subsidiary that would engage in the business of selling, leasing, or servicing automated teller machines that provide cash or cash equivalents. No definitive agreement concerning this joint venture has yet been entered into. While the Company may seek in the future to acquire additional banks or bank holding companies or to engage in other activities appropriate for bank holding companies under appropriate circumstances as permitted by law, the Company currently has no plans, understandings or agreements concerning any other activities other than as described above. The results of operations and financial condition of the Company for the foreseeable future, therefore, will be determined primarily by the results of operations and financial condition of the Bank.

     The Bank is a Georgia-chartered commercial bank headquartered in Hiram, Paulding County, Georgia. The Bank was chartered on February 18, 1987 and opened for business on February 2, 1988.

     The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, making real estate loans, consumer loans, business loans, residential and commercial construction loans and other investments. In addition to deposits, sources of funds for the Bank's loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, and sales of investment securities. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

     The Company's earnings depend primarily on the Bank's "net interest income," which is the difference between the interest income it receives from its assets (primarily its loans and other investments) and the interest expense (or "cost of funds") which it pays on its liabilities (primarily its deposits). Net interest income is a function of (I) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the "interest rate spread" or "net interest spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank adheres to an asset and liability management strategy which is intended to control the impact of interest rate fluctuations upon the Company's earnings and to make the yields on its loan portfolio and other investments more responsive to its cost of funds, in part by more closely matching the maturities of its interest-earning assets and its interest-bearing liabilities, while still maximizing net interest income. Nevertheless, the Bank is and will continue to be affected by changes in the levels of interest rates and other factors beyond its control.

     For the fiscal years ended December 31, 1996 and 1995, the Company's weighted average rate earned on all interest-earning assets was 9.63% and 9.30%, respectively, and the Company's weighted average rate paid on all interest-bearing liabilities for the same years was 4.41% and 4.32%, respectively. The Company's interest rate spread for the years ended December 31, 1996 and 1995 therefore was 5.22% and 4.98%, respectively, and its net interest income for such years was $4,187,352 and $3,395,024, respectively. For fiscal 1996, the Company recorded net income of $1,057,884 or $1.23 primary earnings per share as compared with net income of $885,407 or $1.04 primary earnings per share for fiscal 1995. The increase in net income was due primarily to the growth in CLC's loan portfolio as a percentage of the Company's average earning assets, and the interest income produced by those assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Unless specifically noted below, the following information is presented on a consolidated basis reflecting the Company's performance as a whole.

     The table below sets forth certain additional measures of the Company's performance for the periods indicated. Average balances in the table, as well as all average balances presented elsewhere in this report, were derived based on daily balances whenever possible. However, some average balances which require data from the Company or CLC, as opposed to the Bank, were derived based on month-end balances since the data processing systems for those entities do not provide daily average balance information. The use of month-end averages does not materially alter any information given, and all averages are still representative of the operations of the Company.

                                                                        Years Ended December 31,
                                                                --------------------------------------
                                                                  1996            1995          1994
                                                                --------        --------       -------
      Net Interest Margin (Net interest
       income divided by average interest-
       earning assets)                                             5.89%           5.66%         5.29%

      Return on Average Assets
       (Net income divided by average
       total assets)...................................            1.36%           1.37%         1.12%

      Return on Average Equity
       (Net income divided by
       average equity).................................           16.65%          15.85%        13.52%

      Equity-to-Assets (Average equity
       divided by average total assets)................            8.18%           8.66%         8.31%

      Return on Average Daily
       Deposits (Net income divided
       by average daily total deposits)................            1.52%           1.51%         1.25%

      Loans to Deposits (Average
       loans divided by average
       daily deposits).................................           65.94%          62.31%        60.13%

      Dividend Payout Ratio (Dividends
       declared by the Company divided by net income)..           19.77%          23.58%        24.65%

NET INTEREST INCOME
-------------------

     The following table sets forth information with respect to interest income from average interest-earning assets, expressed both in dollars and yields, and interest expense on average interest-bearing liabilities, expressed both in dollars and rates, for the periods indicated. The table includes loan yields which reflect the discount accretion attributable to the amortization of deferred loan origination and commitment fees. Interest income from investment securities includes the accretion of discounts and amortization of premiums.

                                                                         Years Ended December 31,
                             ---------------------------------------------------------------------------
                                             1996                                    1995
                             ------------------------------------          -----------------------------
                                            Interest     Average                Interest      Average
                               Average       Income/      Yield/     Average    Income/       Yield/
                               Balance      Expense(1)     Rate      Balance    Expense(1)    Rate
                             -----------  --------------  -------  ----------- -------------  --------
ASSETS

Interest-earning assets:
  Loans(1)(2)..............  $46,043,727    5,462,059      11.86%  $36,660,129  $4,307,281       11.69%
  Investment securities
   Taxable.................   18,508,042    1,051,039       5.68%   17,834,704     984,611        5.52%
   Tax-exempt(3)...........    2,404,861      114,474       4.76%    1,784,584      79,363        4.45%
  Interest-earning deposits
    in other banks.........          -0-          -0-          -           -0-         -0-           -
  Federal funds sold.......    4,163,525      221,396       5.32%    3,291,110     192,222        5.84%
                             -----------  -----------      -----   -----------  ----------
Total interest-earning
 assets....................   71,120,155    6,848,968       9.63%   59,570,527   5,563,477        9.30%

Cash and other assets......    6,533,382                             4,983,549
                             -----------                           -----------

     Total assets..........  $77,653,537                           $64,554,076
                             ===========                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities:
Deposits
   NOW accounts............  $ 8,728,202  $   194,491       2.23%  $ 6,949,988  $  179,261        2.58%
   Money market
    accounts...............    7,747,518      216,441       2.79%    7,014,853     216,839        3.09%
   Savings deposits........   12,200,662      375,845       3.08%   12,064,705     436,236        3.62%
   Time deposits, $100,000
     and
    over...................   11,321,593      663,640       5.86%    7,698,395     409,190        5.32%
   Time deposits, other....   19,834,342    1,173,908       5.92%   16,442,425     926,137        5.63%
                             -----------  -----------      -----   -----------  ----------     -------
     Total deposits........  $59,832,317   $2,624,325       4.39%  $50,170,366  $2,167,663        4.32%

   Other interest-bearing
    liabilities............      489,934       37,291       7.61%       11,507         790        6.87%
                             -----------  -----------      -----   -----------  ----------     -------
     Total interest-bearing
      liabilities..........  $60,322,251  $ 2,661,616       4.41%  $50,181,873  $2,168,453        4.32%

                              -------------------------------------------
                                                  1994
                              -------------------------------------------
                                                Interest        Average
                                Average          Income/         Yield/
                                Balance        Expense(1)         Rate
                              -----------     -------------     --------
ASSETS

Interest-earning assets:
  Loans(1)(2)..............   $32,517,178     $3,337,710          10.26%
  Investment securities
   Taxable.................    17,316,015        799,860           4.62%
   Tax-exempt(3)...........     1,847,404         83,363           4.51%
  Interest-earning deposits
    in other banks.........        98,630          3,779           3.83%
  Federal funds sold.......     2,460,055        104,068           4.23%
                              -----------     ----------          ------
Total interest-earning
 assets....................    54,239,282      4,328,780           7.98%

Cash and other assets......     4,972,691
                              -----------

     Total assets..........   $59,211,973
                              ===========

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities:
Deposits
   NOW accounts............   $ 6,107,872     $  140,573           2.30%
   Money market
    accounts...............     6,828,961        173,900           2.55%
   Savings deposits........    13,078,779        406,842           3.11%
   Time deposits, $100,000
   and
    over...................     4,851,713        267,962           5.52%
   Time deposits, other....    15,738,371        465,315           2.96%
                              -----------     ----------        -------
     Total deposits........   $46,605,696     $1,454,592           3.12%

   Other interest-bearing
    liabilities............         5,565            262           4.71%
                              -----------     ----------        -------
     Total interest-bearing
      liabilities..........   $46,611,261     $1,454,854           3.12%

Other liabilities:
  Demand deposits..........  $ 9,991,772                           $ 8,593,281           -           -
  Accrued interest payable
   and
   other liabilities.......      985,766            -          -       574,520           -           -
                             -----------                           -----------
     Total other
      liabilities..........   10,977,538            -          -     9,167,801           -           -

        Total liabilities..  $71,299,789            -          -   $59,349,674           -           -

Stockholders' equity.......    6,353,748            -          -     5,204,402           -           -

    Total liabilities
    and stockholders'
     equity................  $77,653,537            -          -   $64,554,076           -           -
                             ===========                           ===========
Excess of interest-earning
assets over interest-
bearing liabilities........  $10,797,904            -          -   $ 9,388,654           -           -

Ratio of interest-earning
 assets
 to interest-bearing
  liabilities..............                               117.90%                               118.71%

Net interest income........               $ 4,187,352                           $3,395,024

Interest rate spread
 (difference
 between rate earned on
  interest-
 earning assets and rate
  paid on
 interest-bearing
  liabilities).............                                 5.22%                                 4.98%

Net interest margin (net
 interest
 income divided by average
 interest-earning assets)..                                 5.89%                                 5.66%

Other liabilities:
  Demand deposits..........        $ 7,510,088               -              -
  Accrued interest payable
   and
   other liabilities.......            204,032               -              -
                                   -----------
     Total other
      liabilities..........          7,714,120               -              -

        Total liabilities..        $54,325,381               -              -

Stockholders' equity.......          4,886,592               -              -

    Total liabilities
    and stockholders'
     equity................        $59,211,973               -              -
                                   ===========
Excess of interest-earning
assets over interest-
bearing liabilities........        $ 7,628,021               -              -

Ratio of interest-earning
 assets
 to interest-bearing
  liabilities..............                                            116.26%

Net interest income........        $                 2,873,926

Interest rate spread
 (difference
 between rate earned on
  interest-
 earning assets and rate
  paid on
 interest-bearing
  liabilities).............                                              4.86%

Net interest margin (net
 interest
 income divided by average
 interest-earning assets)..                                              5.29%

_________________
(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $763,558, $549,535, and $436,796, for the fiscal years ended December 31, 1996, 1995, and 1994 respectively.
(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.
(3) The average yield computed on tax-exempt securities is computed using actual yields rather than tax-equivalent yields.

     The following table sets forth information regarding the weighted average contractual yields earned on the Company's interest-earning assets and the weighted average interest rates paid on the Company's interest-bearing liabilities outstanding at December 31, 1996. Investment securities are shown at the carrying value, which is the fair market value for securities held available for sale, and the amortized cost for securities held to maturity.

                                                          Average
                                              Amount     Yield/Rate
                                              ------     ----------
Interest-earning assets:

  Loans..................................... $49,425,713    11.74%
  Investment securities
    Taxable securities......................  19,701,854     5.48%
    Tax-exempt securities...................   2,716,836     4.73%
  Federal funds sold........................   7,020,000     5.25%
                                             -----------     -----
      Total interest-earning assets......... $78,864,403     9.31%

Interest-bearing liabilities:

  Demand deposits........................... $ 9,731,471     0.00%
  NOW accounts..............................   8,757,099     1.89%
  Money market accounts.....................   8,454,539     2.88%
  Savings deposits..........................  15,546,932     3.17%
  Time deposits.............................  20,541,854      4-6%
                                              13,933,444      6-8%
                                                  15,245     8-10%

  Total certificates of deposit.............  34,490,543     5.91%
                                             -----------     ----
    Total deposits.......................... $76,897,761     4.35%
  Other interest-bearing liabilities........     360,884     7.45%
    Total Interest-bearing liabilities...... $77,258,645     4.36%

     Changes in interest income and interest expense are attributable to three factors: (I) a change in volume or amount of an asset or liability; (ii) a change in interest rates; or (iii) a change caused by the combination of changes in volume and interest rates. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided as to changes attributable to change in volume (change in volume multiplied by old rate) and change in rates (change in rate multiplied by old volume). The net change attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.


                                            Year Ended December 31,             Year Ended December 31,
                                      -----------------------------------  ---------------------------------
                                             1996 Compared to 1995               1995 Compared to 1994
                                      -----------------------------------  ---------------------------------

                                                      Rate/      Net                   Rate/        Net
                                        Volume      Yield       Change      Volume     Yield       Change
                                      ----------  ---------   ----------   --------   --------   ----------
Interest income:

Loans(1)(2).........................  $1,112,767  $  42,011   $1,154,778   $454,058   $515,513   $  969,571
Investment securities(3)............      71,522     30,017      101,539     21,451    159,300      180,751
Interest-earning deposits...........           0          0            0     (3,779)         0       (3,779)
Federal funds sold..................      47,543    (18,369)      29,174     41,449     46,705       88,154
   Total interest income............  $1,231,831  $  53,660   $1,285,491   $513,179   $721,518   $1,234,697
Interest expense:
  NOW accounts......................      41,791    (26,561)      15,230     20,629     18,059       38,688
  Money market accounts.............      21,513    (21,911)        (398)     4,848     38,091       42,939
  Savings deposits..................       4,864    (65,255)     (60,391)   (33,200)    62,594       29,394
  Time deposits, $100,000 and over..     208,832     45,618      254,450    151,665    (10,437)     141,228
  Time deposits, other..............     198,837     48,934      247,771     21,703    439,119      460,822
Total deposits......................  $  475,838   ($19,176)  $  456,662   $165,645   $547,426   $  713,071

Other interest-bearing liabilities..      36,406         95       36,501        369        159          528

   Total interest expense...........     512,244    (19,081)     493,163    166,014    547,585      713,599

Net interest income
  (expense).........................    $719,587    $72,741     $792,328   $347,165   $173,933     $521,098

____________

     (1)  Loan amounts include nonaccruing loans.

     (2) Interest income includes the portion of loan fees recognized in the respective periods.

     (3) Changes due to rate and volume on investment securities have been computed using actual yields on tax-exempt securities rather than tax-equivalent yields. Yields are computed on the carrying value of the securities.


     The following table sets forth the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1996. The time periods in the table represent the period, following December 31, 1996, during which an asset or liability matures or can be repriced. This interest sensitivity gap table is designed to monitor the Company's interest rate risk exposure within the designated time period. In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations. The Company's policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 10.00% to positive 10.00% in the time period of one year or less. The following table reflects that the Company's interest-earning assets and interest-bearing liabilities which reprice in the time period of one year or less are closely matched and within the Company's policy guidelines.


                                          0 to 3       4 to 6      7 to 12      1 to 5       Over 5
                                          Months       Months      Months        Years       Years        Total
                                        -----------  ----------  -----------  -----------  ----------  -----------
Interest Sensitive Assets
-------------------------
Fed Funds Sold........................   7,020,000         -0-          -0-          -0-         -0-    7,020,000
Investment Securities
   Taxable (1)........................   3,573,480     983,840    1,489,179   12,765,424     889,931   19,701,854
   Tax-exempt (1).....................      45,088         -0-      105,770    1,035,840   1,530,138    2,716,836
Loans
   Fixed rate.........................   3,088,741   2,303,983      633,117       81,154         -0-    6,106,995
   Adjustable rate....................  22,213,062     892,145      337,981      610,218         -0-   24,053,406
   Scheduled payments.................   2,218,228   2,310,085    4,324,665   10,504,280      66,832   19,424,090

Total Interest-Sensitive Assets.......  38,158,599   6,490,053    6,890,712   24,996,916   2,486,901   79,023,181

Interest Sensitive Liabilities
------------------------------
NOW...................................   8,757,099         -0-          -0-          -0-         -0-    8,757,099
Money Market..........................   8,454,539         -0-          -0-          -0-         -0-    8,454,539
Savings...............................  15,546,737         -0-          -0-          -0-         -0-   15,546,737
Time Deposits.........................   5,189,754   3,914,906    5,509,729    6,666,588         -0-   21,280,977
Time, in excess of $100,000...........   3,923,863   2,671,508    3,788,609    2,825,584         -0-   13,209,564
Other interest-bearing liabilities....         -0-      50,000          -0-      310,884         -0-      360,884

Total Interest Sensitive Liabilities..  41,871,992   6,636,414    9,298,338    9,803,056         -0-   67,609,800

Interest Sensitivity Gap..............  (3,713,393)   (146,361)  (2,407,626)  15,193,860   2,486,901   11,413,381
Cumulative Gap........................  (3,713,393) (3,859,754)  (6,267,380)   8,926,480  11,413,381

Ratio of cumulative gap to total
   interest sensitive assets..........      (4.70)%      (4.88)%      (7.93)%      11.30%      14.44%

____________

     (1) All investment securities are shown at the carrying value.


LENDING ACTIVITIES
------------------

     GENERAL

     The Company's loan portfolio consists of real estate loans, consumer loans to individuals, business loans, construction loans and acquisition and development loans. At December 31, 1996, the Company's loan portfolio constituted approximately 58.01% of the Company's total assets. The following table sets forth the composition of the Company's gross loan portfolio at the indicated dates.

                                                      At December 31,
                                      --------------------------------------------------------------
                                                1996                                 1995
                                      ---------------------------         --------------------------
                                         Amount         Percent             Amount          Percent
                                      ------------     ---------         ------------      ---------
Real estate loans:
   Residential and agricultural
   real estate......................  $11,030,936        22.56%          $10,899,163         28.36%

   Non-farm nonresidential
   real estate......................   16,512,202        33.76%           11,978,903         31.17%

Total real estate loans.............  $27,543,138        56.32%          $22,878,066         59.53%

Business loans (secured by
 various collateral)................    5,495,398        11.24%            4,926,363         12.82%

Consumer loans......................    9,305,786        19.03%            5,683,990         14.79%

Construction loans and acquisition
 and development loans..............    7,274,577        14.87%            5,525,507         14.38%

    Gross loans receivable..........  $49,618,899                        $39,013,926
                                      ===========                        ===========

  Less:
   Allowance for loan losses........     (713,518)       (1.46%)            (583,306)        (1.52%)

     Total net loans................  $48,905,381       100.00%          $38,430,620        100.00%
                                      ===========                        ===========

     The following table sets forth certain information as of December 31, 1996 regarding gross loans in the Company's loan portfolio with fixed interest rates and with floating or adjustable interest rates. All loans with floating or adjustable interest rates reprice at least annually based upon changes in a "prime" interest rate or other specified index.

                                             Fixed-Rate               Floating or Adjustable Rate
                                      --------------------------     -----------------------------
                                                      Percent of                       Percent of
                                        Amount        Portfolio         Amount         Portfolio
                                      -----------     ----------     ------------     ------------
Real estate loans...................  $11,440,352        23.06%       $16,102,786        32.45%

Business loans (secured by various
 non-real estate collateral)........    3,443,398         6.94%         2,052,000         4.14%

Consumer loans......................    8,318,173        16.76%           987,613         1.99%

Construction loans and acquisition
 and development loans..............    2,306,691         4.65%         4,967,886        10.01%

    Total...........................  $25,508,614        51.41%       $24,110,285        48.59%
                                      ===========        =====        ===========        =====

     At December 31, 1996, the total amount of loans due after one year which had fixed rates of interest was $14,658,592, while the total amount of loans due after one year with floating or adjustable rates of interest was $13,870,227.

     The following table sets forth the scheduled maturities of the gross loans in the Company's loan portfolio as of December 31, 1996 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.

                                                        Loans Maturing
                                       -------------------------------------------------
                                       Less Than   One to Five   More than
                                        One Year      Years      Five Years     Total
                                       ---------   ----------    ----------  -----------
Real estate loans...................  $ 7,626,856  $ 8,738,461  $11,177,821  $27,543,138

Business loans (secured by various
 non-real estate collateral)........    2,279,079    2,259,384      956,935    5,495,398

Consumer loans......................    3,909,568    5,386,314        9,904    9,305,786

Construction and acquisition
 and development loans..............    7,274,577            0            0    7,274,577

    Total...........................  $21,090,080  $16,384,159  $12,144,660  $49,618,899
                                      ===========  ===========  ===========  ===========


     TYPES OF LOANS
     --------------

Real Estate Loans
-----------------

     At December 31, 1996, real estate loans totaled approximately $27,543,138 or 55.51% of the Company's loan portfolio. All real estate loans are held in the Bank's loan portfolio. Of this amount, approximately $10,618,807 or 21.40% of the Company's loan portfolio was comprised of loans secured by one to four family residential properties, including home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of home improvement). Most of these home equity loans are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10-15 year period. Another product called the "Community Equity Line" is offered by the Bank which allows consumers to borrow with low closing costs on the equity in their homes. This product is a variable rate revolving line of credit, having an outside maturity of 15 years with 2% of the principal plus all accrued interest due monthly. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

     In the case of owner occupied single family residences, real estate loans are made for up to 80% of the value of the property securing the loan, based upon a certified appraisal if the loan amount is over $25,000. When the loan is secured by real estate containing a non-owner occupied dwelling of one to four family units, loans generally are made for up to 75% of the value, based upon a certified appraisal if the loan amount is over $25,000. The Bank also requires title insurance to insure the priority of the property lien on its real estate loans over $25,000 and requires fire and casualty insurance on all of its loans.

     The real estate loans originated by the Bank contain a "due-on-sale" clause which provides that the Bank may declare the unpaid balance of the loan immediately due and payable upon the sale of the mortgaged property. Such clauses are an important means of reducing the average loan life and increasing the yield on existing fixed-rate real estate loans, and it is the Bank's policy to enforce due-on-sale clauses.

     At December 31, 1996, the remainder of the real estate loan portfolio, approximately $16,924,331 or 34.11% of the Company's loan portfolio, was comprised of non-farm nonresidential real estate loans (including commercial real estate loans and loans secured by raw land).

Business Loans

     Business loans (including non-real estate loans for agricultural purposes but excluding commercial construction loans) totaled approximately $5,495,398 or 11.08% of the Company's loan portfolio at December 31, 1996. All business loans are held in the Bank's loan portfolio. These loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The terms of the Bank's business loans generally range from three months to seven years, and the loans generally carry interest rates which adjust in accordance with changes in the prime rate. Substantially all of the Bank's business loans are secured.

     Loans secured by marketable equipment are required to be amortized over a period not to exceed 84 months. Generally, loans secured by current assets such as inventory or accounts receivable are revolving loans with annual maturities, however, loans made for permanent working capital and secured by inventory or accounts receivable are required to be amortized over a period not to exceed 60 months. Loans secured by chattel mortgages and accounts receivable may not exceed 80% of their market value. Loans secured by listed stocks, bonds and mutual funds may not exceed 75% of their market value. Unsecured short-term loans and lines of credit must be supported by a satisfactory balance sheet and earnings statement. All business loans must be supported by an adequate projected cash flow to meet loan payments. All loans in excess of $10,000 must be supported by current financial statements, and such financial statements must be updated annually. Business loans generally entail a greater credit risk than residential mortgage loans but also provide a higher yield than residential mortgage loans and add diversity to the loan portfolio.

Consumer Loans

     At December 31, 1996, consumer loans totaled approximately $9,305,786 or 18.75% of the Company's loan portfolio. Approximately $8,036,147 of these loans are held in the Bank's loan portfolio, with the remainder held in CLC's loan portfolio.

     The Bank makes both secured and unsecured consumer loans for a variety of personal and household purposes. Most of the Bank's consumer loans are automobile loans, boat loans, property improvement loans and loans to depositors on the security of their certificates of deposit. These loans are made for terms of up to seven years at fixed interest rates. The Bank considers consumer loans to involve a relatively high credit risk compared to real estate loans.
Consumer loans, therefore, generally yield a relatively high return to the Bank and provide a relatively short maturity. The Bank believes that the generally higher yields and the shorter terms available on various types of consumer loans tend to offset the relatively higher risk associated with such loans, and contribute to a profitable spread between the Bank's average yield on earning assets and the Bank's cost of funds.

     At December 31, 1996, consumer loans held in CLC's loan portfolio totaled approximately $1,269,639 or 2.56% of the Company's loan portfolio. CLC, a consumer finance company, makes loans for up to $3,000 with original maturities of up to three years under the Georgia Industrial Loan Act ("GILA"). The Company considers these loans to involve a relatively high credit risk compared to other loans in the Company's portfolio. These consumer loans generally yield a higher return to the Company than consumer loans originated by the Bank. The Company believes that the generally higher yields on CLC's loan portfolio offset the higher risk associated with such loans and contribute to a profitable spread between the Company's yield on earning assets and the Company's cost of funds.

     In May 1996, the Bank began to issue MasterCard and VISA credit cards to applicants who meet the Bank's credit standards. The credit approval policy is similar to that which the Bank uses for any consumer loan customer. As of December 31, 1996, credit card loans totaled approximately $953,204, or 1.92% of the Company's gross loan portfolio. The Bank considers credit card loans to involve a relatively high credit risk compared to other types of loans offered by the Bank, even though management considers its credit approval policy to be conservative. Credit card loans, therefore, generally yield a relatively high return to the Bank. The Bank believes that the generally higher yields available on credit card loans tend to offset the relatively higher risk associated with such loans, and contribute to a profitable spread between the Bank's average yield on earning assets and the Bank's cost of funds.

Construction Loans and Acquisition and Development Loans

     Approximately $7,274,577 or 14.66% of the Company's loans outstanding at December 31, 1996 were construction loans and acquisition and development loans. All construction and acquisition and development loans are held in the Bank's loan portfolio. The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale. The majority of the Bank's construction loans are made to residential real estate developers for speculative single-family residential properties. Construction loans are usually variable rate loans made for terms of six months, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. Construction loans are limited to 75% of the appraised value of the lot and the completed value of the proposed structure. In response to competitive conditions, the Bank permits a portion of its single family residential construction loans extended to builders to be made without commitments for "take-out" or permanent financing from third parties.

     Construction financing generally is considered to involve a higher degree of credit risk than permanent mortgage financing of residential properties, and this additional risk usually is reflected in higher interest rates. The higher risk of loss on construction loans is attributable in large part to the fact that loan funds are estimated and advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages and other unpredictable contingencies, it is relatively difficult to accurately evaluate the total loan funds required to complete a project and to accurately evaluate the related loan-to-value ratios. If the estimates of construction costs and the salability of the property upon completion of the project prove to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment.

     The Bank's underwriting criteria are designed to evaluate and minimize the risk of each construction loan. Among other items, the Bank considers evidence of the availability of permanent financing or a take-out commitment to the borrower, the financial strength and reputation of the borrower, an independent appraisal and review of cost estimates, and, if applicable, the amount of the borrower's equity in the project, pre-construction sale or leasing information and cash flow projections of the borrower.

     ORIGINATION, PURCHASE AND SALE OF LOANS

     The Bank originates loans primarily in Paulding County, Georgia. According to 1996 U.S. census figures, Paulding County had a population of approximately 65,000.

     Loans are originated by eight loan officers who operate from the Bank's offices in Hiram and Dallas, Georgia. These loan officers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others. The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

     Upon receipt of a loan application and all required supporting information from a prospective borrower, the Bank obtains a credit report and verifies specific information relating to the loan applicant's employment, income and creditworthiness. In most cases, a certified appraisal of any real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. The Bank's loan officers then analyze the loan applications and any collateral involved.

     The Bank's loan approval process is intended to be conservative but also responsive to customer needs. Loans are approved in accordance with the Bank's written loan policy, which provides for several tiers of approval authority, based on a borrower's aggregate debt with the Bank. The President, the Executive Vice President, the Senior Vice-President of Asset Quality, and the Vice-President have the authority to approve loans of up to $50,000. All other loan officers have the authority to approve loans of up to $25,000. There is a Loan Committee comprised of the senior officers of the Bank which must approve any loan that is above an individual officer's limit, but that is not more than $100,000. The Loan Committee of the Board of Directors, comprised of the President and five non-employee Directors, must approve all loans over $100,000, and all lending relationships where a borrower's aggregate indebtedness to the Bank exceeds $100,000.

     From time to time, the Bank may participate in loans with other financial institutions by either buying or selling part of a loan. The purchase of a loan participation allows the Bank to expand its loan portfolio and increase profitability while still maintaining the high credit standards which are applied to all extensions of credit made by the Bank. The sale of loan participations allows the Bank to make larger loans which it otherwise would be unable to make due to capital or other funding considerations. For 1996 and 1995, the bank sold loan participations of approximately $1,230,200 and approximately $2,285,220 respectively, and purchased loan participations of approximately $400,000 and $1,207,542, respectively.

     CLC originates loans primarily in Cherokee, Polk, and Walker Counties, which are all located in northwest Georgia. Loans are originated by ten lenders who operate from CLC's offices in Rockmart, Georgia, Rossville, Georgia, and Woodstock, Georgia. These lenders actively solicit loan applications from existing customers. CLC also originates loans through a conditional sales contract program with one retailer at this time; however, CLC intends to expand the program with similar arrangements through other retailers. All loans made through this program must meet CLC's ordinary credit standards. CLC receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

     LOAN FEE INCOME

     In addition to interest earned on loans, the Bank receives origination fees for making loans, commitment fees for making certain loans, and other fees for miscellaneous loan-related services. Such fee income varies with the volume of loans made, prepaid or sold, and the rates of fees vary from time to time depending on the supply of funds and competitive conditions.

     Commitment fees are charged by the Bank to the borrower for certain loans and are calculated as a percentage of the principal amount of the loan. These fees normally are deducted from the proceeds of the loan and generally range from 1/2% to 2% of the principal amount, depending on the type and volume of loans made and market conditions such as the demand for loans, the availability of money and general economic conditions.

     The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans. For the year ended December 31, 1996, the Bank recognized origination, commitment and other loan fees totaling $651,219, which equaled 15.55% of the Company's net interest income for such year. For the years ended December 31, 1995 and 1994, the Bank recognized origination, commitment and other loan fees totaling $537,630 and $436,796, which equaled 15.84% and 15.20%, respectively, of the Company's net interest income for such years.

     CLC receives miscellaneous fee income from late payment charges, loan fees, maintenance fees, and miscellaneous services related to its existing loans. For the year ended December 31, 1996, CLC recognized loan fees totaling $186,010, which equaled 4.44% of the Company's net interest income for such year. For the year ended December 31, 1995, CLC recognized loan fees totaling $8,835, which equaled 0.26% of the Company's net interest income for such year.

     PROBLEM LOANS AND ALLOWANCE FOR LOAN LOSSES

Problem Loans

     In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the guaranty of the security for the loan. The Company has instituted measures at both the Bank and CLC which are designed to reduce the risk of, and monitor exposure to, credit losses.

     The Bank's loan portfolio is periodically reviewed by the Bank's management to identify deficiencies and to take corrective actions as necessary. As discussed below, each of the Bank's loans is assigned a rating in accordance with the Bank's internal loan rating system and is reviewed monthly to update its rating in accordance with the performance of the loan. All past due loans are reviewed weekly by the Bank's senior lending officers and monthly by the Loan Committee of the Board of Directors, and all loans classified as substandard or doubtful, as well as any "special mention" loans, are reviewed at least monthly by the Loan Committee. In addition, all loans to a particular borrower are reviewed, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. Such reviews include, but are not limited to, the ability of the borrower to repay the loan, the loan to value ratio, the value of any collateral and the estimated loss to the Bank, if any.

     The Bank's internal problem loan rating system establishes three classifications for problem assets: substandard, doubtful and loss. Additionally, in connection with regulatory examinations of the Bank, federal and state examiners have authority to identify problem assets and, if appropriate, require the Bank to classify them. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. Consequently, such assets are charged-off in the month they are classified as loss. Federal regulations also designate a "special mention" category, described as assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention.

     Assets classified as substandard or doubtful require the Bank to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the Bank must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss or charge off such amount. General loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included, up to certain limits, in determining the Bank's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

     The Bank's collection procedures provide that when a loan becomes 10 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 60 days and no legal action is required. In certain circumstances, the Bank, for a fee, may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs. Generally, the Bank stops accruing interest on delinquent loans when payment is in arrears for 90 days (unless the obligation is both well secured and in the process of collection) or when collection otherwise becomes doubtful. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action. In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession. Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold and is carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Accounting standards define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent writedowns are provided by a charge to income through the allowance for losses on other real estate in the period in which the need arises.

     The Bank attempts to sell real estate owned promptly after foreclosure, and it sold approximately $102,841 of its real estate owned due to loan foreclosures during the year ended December 31, 1996. The book value of real estate owned that was sold by the Bank during the year ended December 31, 1996 totaled approximately $100,510. As of December 31, 1996, there was no real estate owned as a result of foreclosure.

     CLC's loan portfolio is periodically reviewed by CLC's management to identify deficiencies and to take corrective actions as necessary. All past due loans are reviewed by each CLC Office Manager daily and monthly by CLC's
President.   CLC's Board of Directors reviews the total loans considered over 90 days delinquent in their bi-monthly meetings. The Board compares delinquency rates on an office-by-office basis. CLC's collection procedures provide that when a loan becomes 5 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 90 days and no legal action is required. Generally, when an account reaches 90 to 120 days past due, notice will be mailed to the customer stating that CLC is taking legal action against them unless the account is brought to a current status within 10 days. If the customer does not respond within that time frame, CLC typically will file suit against the parties involved in the local Magistrate Court. CLC's policy is to charge off any loan which becomes 6 months past due. CLC's loans which are past due 90 days or more total approximately $92,202 as of December 31, 1996, as compared to $16,602 as of December 31, 1995. This increase in past due loans is primarily attributable to the significant increase in CLC's gross loan portfolio to $1,074,882 as of December 31, 1996, as compared to $194,757 as of December 31, 1995, due to the purchase of two existing loan companies in Rossville, Georgia, and Rockmart, Georgia.

     The following table sets forth information regarding the Company's delinquent and nonperforming assets as of the dates indicated.

                                                At December 31,
                                              --------------------
                                                1996       1995
                                              ---------  ---------
Accruing loans which are contractually
past due 90 days or more

    Real estate loans.......................  $ 37,365   $142,079
    Business loans..........................       -0-        -0-
    Consumer loans..........................    99,283      1,857
    Construction and acquisition and
     development loans......................       -0-        -0-
                                              --------   --------

      Total.................................  $136,648   $143,936

Ratio of delinquent but accruing loans to:

      Total loans...........................       .28%       .37%
      Total assets..........................       .16%       .21%

                                                At December 31,
                                              -------------------
                                                1996      1995
                                              --------  ---------
Nonaccruing loans:

  Real estate loans.........................  $   432   $154,291
  Business loans............................   23,850        -0-
  Consumer loans............................    5,955     21,222
  Construction and acquisition and
   development loans........................      -0-        -0-
                                              -------   --------

      Total.................................  $30,237   $175,513

Real estate acquired through foreclosure....  $   -0-   $ 97,458
Property acquired through repossession......  $ 3,000   $    725

Ratio of nonperforming assets to:

     Total loans and real estate acquired
     through foreclosure and repossessions..      .07%       .70%

     Total assets...........................      .04%       .41%

     The Bank recorded interest income on the nonaccruing loans listed above for the fiscal year ended December 31, 1996 of approximately $1,207. The gross interest income that would have been recorded during the fiscal year ended December 31, 1996 if the nonaccruing loans listed above had been current in accordance with their original terms would have been approximately $2,926.

Allowance for Loan Losses

     The allowance or reserve for possible loan losses is a means of absorbing future losses which could be incurred from the current loan portfolio. Both the Bank and CLC maintain an allowance for possible loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

The Bank maintains a general allowance equal to approximately 1.50% of the total principal amount of loans outstanding (less the total principal amount of loans outstanding that are secured by certificates of deposit), and management adjusts the general allowance monthly by charges or credits to income in response to changes in the outstanding loan balance. Management also may establish specific loan loss allowances for specific loans after considering such factors as past delinquencies on the loan, the value of the underlying collateral and the size of the loan. The Bank began a special allowance in 1996 equal to 4% of the outstanding balances in its credit card portfolio, in acknowledgment of the risk related with this type of credit product. As of December 31, 1996 management was not aware of any specific loan problems which necessitated a specific loan loss reserve. A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the general allowance for loan losses as of December 31, 1996 is adequate to absorb possible losses from loans currently in the portfolio.

     CLC maintains a general allowance for possible loan losses, in addition to the fact that a majority of the loans in CLC's portfolio are insured in case of default by the borrower. CLC may be reimbursed for any covered loan balance which goes into default. Management is reviewing the general allowance for loan loss on a quarterly basis to review its adequacy in covering any future losses that may be sustained by CLC.

     The following table summarizes the Company's loan loss experience for the periods indicated.

                                           Years Ended December 31,
                                         --------------------------
                                             1996          1995
                                         -----------   -----------
Average loans..........................  $46,043,727   $36,660,129

Allowance for possible loan losses,
 beginning of the period...............      583,306       444,368

Charge-offs for the period:
  Real estate loans....................          -0-           -0-
  Business loans.......................        1,092        31,482
  Consumer loans.......................       89,171        29,393
  Construction loans and acquisition
  and development loans................          -0-           -0-
  Total charge-offs....................  $    90,263   $    60,875

Recoveries for the period:
  Real estate loans....................  $     1,613   $     1,075
  Business loans.......................        1,318         3,805
  Consumer loans.......................       19,703         8,288
  Construction loans and acquisition
  and development loans................          -0-           -0-

  Total recoveries.....................  $    22,634   $    13,168

    Net charge-offs for the period.....  $    67,629   $    47,707

Provision for loan losses..............  $   197,841       186,645

Allowance for possible loan losses,
  end of the period....................  $   713,518   $   583,306

Ratio of allowance for loan losses to
  total average loans outstanding......         1.44%         1.59%

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period........          .14%          .13%

     In addition to the Bank's loan rating system for problem assets described above (see Problem Loans, above), the Bank has established a loan rating system for all categories of loans which assists management and the Board of Directors in determining the adequacy of the Bank's allowance for loan losses. Each loan in the Bank's portfolio is assigned a rating which is reviewed by management periodically to ensure its continued suitability. An exception is made in the case of (I) monthly installment loans which are grouped together by delinquency status such as over ten, thirty, sixty, or ninety days past due and (ii) problem assets which are rated as substandard, doubtful, or loss as discussed above.
All other loans are assigned a rating of excellent, good, or moderate. The total amount of loans in each of these loan rating categories is weighted by a factor that management believes reasonably reflects losses that can be anticipated with respect to loans in each of these categories. Based on these weightings, management establishes an allowance for loan losses that is reviewed by the Board each month.

INVESTMENT ACTIVITIES
---------------------

     Interest earned on investments in securities, on interest-bearing deposits in other banks and on federal funds sold provides the second largest source of revenues for the Company after interest on loans, constituting $1,386,909 or 17.34% of total interest and other income for the year ended December 31, 1996. The Company's investment portfolio totaled approximately $29,693,690 or 34.85% of total assets at December 31, 1996. The entire investment portfolio is held by the Bank. The portfolio is designed to enhance liquidity while providing acceptable rates of return. Bank policy limits securities investments to securities having a rating of no less than "BAA" by Moody's Investors Service, Inc. or "BBB" by Standard and Poor's Corporation.

     The following table sets forth the carrying value of the Bank's investments at the dates indicated. All securities held available for sale are carried at fair market value, and all securities held to maturity are carried at amortized cost.

                                                        At December 31,
                                                    ------------------------
                                                       1996         1995
                                                    -----------  -----------
      U.S. Government and agency
        obligations...............................  $19,701,827  $18,826,654
      Other bonds, notes, debentures
        and securities............................      255,000       50,000
      States & political subdivisions tax-exempt..    2,716,863    1,764,406
      Federal funds...............................    7,020,000    1,680,000
                                                    -----------  -----------
         Total....................................  $29,693,690  $22,321,060
                                                    ===========  ===========

     The following table sets forth the carrying value of the Bank's investments at December 31, 1996, the weighted average yields on the Bank's investments at December 31, 1996 and the periods to maturity of the Bank's investments from December 31, 1996.

                                                            Periods to Maturity from December 31, 1996
                               ----------------------------------------------------------------------------------------------
                               1 year or less                 1 - 5 years             5 - 10 years            Over 10 years
                               --------------------           ----------------       ----------------        -----------------
                                             Weighted                   Weighted              Weighted                  Weighted
                                              Average                    Average               Average                   Average
                               Amount          Yield          Amount      Yield      Amount     Yield        Amount       Yield
                               ------        ---------        ------    --------     ------   --------       ------     --------
U.S. Government
 and agency
 obligations..............  $ 3,470,310          5.20%       $13,495,540    5.95%     $ 70,647    3.51%     $2,665,358      6.10%
Tax-exempt
Municipal bonds...........      150,857          4.69%(1)      1,035,841    4.58%(1)   415,367    4.51%(1)   1,114,772      5.40%
Other bonds, notes, de-
bentures, and securities..      255,000          6.04%               -0-    -.0-           -0-    -.0-             -0-      -.0-
Federal funds.............    7,020,000          5.32%               -0-    -.0-           -0-    -.0-             -0-      -.0-
                            -----------          ----        -----------    ----      --------    ----      ----------      ----

   Total..................  $10,896,167          5.29%       $14,531,380    5.85%     $486,013    4.36%     $3,780,130      5.89%

____________
  (1) The weighted average yields have been computed using actual yields on tax-exempt securities rather than tax-equivalent yields.

     The following table sets forth, as of December 31, 1996, the aggregate amortized cost value and the aggregate estimated fair market value of the securities of issuers in which the aggregate amortized cost value of the Company's investment exceeds 10% of the Company's stockholders' equity.

                                               Aggregate    Estimated
                                               Amortized    Aggregate
                                                 Cost      Fair Market
                                                 Value        Value
                                              -----------  -----------
Federal Farm Credit Bank....................   $1,216,845   $1,218,547
Federal Home Loan Bank......................    3,493,454    3,459,080
Federal National Mortgage Association.......    3,841,072    3,822,038
Federal Home Loan Mortgage Corporation......    1,944,207    1,930,617
Small Business Administration...............    1,008,578    1,009,170
U. S. Treasuries............................    7,739,666    7,769,621
Georgia Bankers Bank - Agent Federal Funds..    7,020,000    7,020,000

SOURCES OF FUNDS
----------------

GENERAL

     Time, money market, savings and demand deposits are the major source of the Company's funds for lending and other investment purposes. All deposits are held by the Bank. In addition, the Company obtains funds from loan principal repayments and proceeds from sales of loan participations and investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and sales of loan participations and investment securities are significantly influenced by prevailing interest rates, economic conditions and the Company's asset and liability management strategies. In addition, borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer term basis to support expanded lending activities and for other general business purposes.

DEPOSITS

     The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balances required, the time period the funds must remain on deposit and the interest rate. Deposits are obtained primarily from the Bank's Paulding County market area. The Bank does not advertise for deposits outside of this area, and as a result an insignificant amount of the Bank's deposits are from out-of-state sources. The Bank does not solicit funds from brokers, nor does it rely upon any single person or group of related persons for a material portion of its deposits.

     A principal source of deposits for the Bank consists of short-term money market and other accounts which are highly responsive to changes in market interest rates. Accordingly, the Bank, like all financial institutions, is subject to short-term fluctuations in deposits in response to customer actions due to changing short-term market interest rates. The ability of the Bank to attract and maintain deposits and the Bank's cost of funds have been and will continue to be significantly affected by money market conditions.

     The following table sets forth the composition of deposits for the Company, excluding accrued interest payable, by type of account and interest rate category at the dates indicated.

                                                                                                 Increase(Decrease)
                                                                                                 During the
                                                 At December 31,                                 Twelve-Month
                         ---------------------------------------------------------------
                                   1996                                 1995                     Period Ended
                    ------------------------------          -----------------------------
                    Interest                                Interest                             December 31,
Type of Account       Rate        Amount       Percent         Rate     Amount       Percent         1996
---------------     --------      ------       -------      --------   ------       -------    -------------
Demand deposits.....   -0-        9,648,648      12.55%      -0-       9,139,735     14.93%       508,913
NOW accounts........  1.89%       8,757,099      11.39%     2.38%      7,216,412     11.78%     1,540,687
Savings deposits....  3.17%      15,546,932      20.22%     3.48%     10,915,179     17.82%     4,631,753
Money market
 deposits...........  2.88%       8,454,539      10.99%     3.04%      6,857,125     11.20%     1,597,414
Certificates of
 deposit............   2-4%             -0-        -0-       2-4%        498,050       .81%      (498,050)
        ............   4-6%      20,541,854      26.71%      4-6%     13,375,536     21.85%     7,166,318
        ............   6-8%      13,933,444      18.12%      6-8%     13,170,104     21.51%       763,340
        ............  8-10%          15,245        .02%     8-10%         63,148       .10%       (47,903)

 Total time
  deposits..........  5.91%      34,490,543      44.85%     5.97%     27,106,838     44.27%     7,383,705
                      ----      -----------                 ----     -----------              -----------
 Total
  deposits..........  4.35%     $76,897,761     100.00%     4.55%    $61,235,289       100%   $15,662,472

     The following table sets forth information with respect to the Company's interest expense on deposits and the daily average deposit balances for the periods indicated.

                                                        Years Ended December 31,
                                   ------------------------------------------------------------------
                                               1996                            1995
                                   ---------------------------------   ------------------------------
                                                           Average                            Average
                                     Average     Interest    Rate      Average     Interest      Rate
                                     Balance     Expense    Paid(1)    Balance     Expense      Paid(1)
                                   -----------  ----------  -------  -----------  ----------    -------
NOW accounts.....................  $ 8,728,202     194,491  2.23%    $ 6,949,988  $  179,261    2.58%
Money market
 accounts........................    7,747,518     216,441  2.79%      7,014,853     216,839    3.09%
Savings deposits.................   12,200,662     375,845  3.08%     12,064,705     436,236    3.62%
Time deposits, $100,000 and
 over............................   11,321,593     663,640  5.86%      7,698,395     409,190    5.32%
Time deposits,
 other...........................   19,834,342   1,173,908  5.92%     16,442,425     926,127    5.63%
                                   -----------  ----------  ----     -----------  ----------    ----
Total interest-bearing deposits..  $59,832,317  $2,624,325  4.39%    $50,170,366  $2,167,663    4.32%
                                   ===========  ==========  ====     ===========  ==========    ====

____________

     The following table sets forth the amount of time deposits maturing in the periods indicated at December 31, 1996.

                                          Amount Maturing
                    ----------------------------------------------------------------
                      Within       Within       Within        After
                      1 Year       2 Years      3 Years      3 Years       Total
                    ----------    ---------    ---------    ---------    ----------
4% -  6%..........  19,079,327    1,193,373      242,040       27,114    20,541,854
6% -  8%..........   5,941,425    2,060,445    2,420,838    3,510,736    13,933,444
8% - 10%..........         -0-          -0-          -0-       15,245        15,245

     The following table sets forth the maturity distribution of negotiable time deposits of $100,000 or more and other time deposits of $100,000 or more at December 31, 1996.

                                         Negotiable           Other
                                            Time              Time
                                          Deposits          Deposits
                                         ----------        -----------
3 months or less.................              $-0-        $ 3,923,863
Over 3 months through 6 months...               -0-          2,671,508
Over 6 months through 12 months..               -0-          3,788,609
Over 12 months...................               -0-          2,825,584
   Total outstanding.............              $-0-        $13,209,564

BORROWINGS

     The Bank has not borrowed any funds to date, although the Bank has available two term federal funds lines of credit with correspondent banks, in the amounts of $2,000,000 and

$1,000,000, respectively. In addition, the Bank has the right to borrow from the Federal Reserve Bank of Atlanta if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements. Additionally, in order to enhance liquidity at the holding company holding level, the Company has obtained a $2,500,000 revolving credit facility. No amounts have been drawn under this facility to date.

RETAIL SERVICES
---------------

     The Bank provides its customers with a variety of retail banking services. The Bank is a member of the HONOR(R) and CIRRUS(R) systems of automatic tellers and point of sale terminals, which provide Bank customers with access to HONOR(R) and CIRRUS(R) services at approximately 670,000 locations throughout the world. The Bank maintains two full-service automatic teller machines ("ATMs"), one at its Kroger branch and one at its Brownsville branch, and fifteen Mini-ATM locations throughout its market area. These Mini-ATMs issue scrip, instead of cash, which may be redeemed by the customer only at the establishment where the Mini-ATM is located. The Bank also provides (in addition to the lending and deposit services described above) a variety of checking accounts, savings programs, night depository services, safe deposit facilities and credit card plans (MasterCard and VISA).

SECURITIES BROKERAGE SERVICES
-----------------------------

     The Bank makes securities brokerage execution services available to its customers through PrimeVest Financial Services, Inc. at commissions which are up to 50% less than ordinary brokerage commissions.

COMPETITION

     Based on total assets of approximately $83,630,785 at December 31, 1996, the Bank is one of the smaller financial institutions with offices in Paulding County as of said date. The Bank faces strong competition for deposits and loans from five other financial institutions, two of which are community banks that expanded their services from adjacent Cobb County into Paulding County in 1996. Two of the larger financial institutions have greater resources and lending limits than the Bank, and have several branch offices. A federal credit union owned by the employees of a local public utility company has also opened a branch in Paulding, and has become aggressive in promoting membership with any resident who purchases electricity from that utility company. Competition from credit unions is very strong since membership is easily available to almost anyone through the so-called "common bond" rule. Also, since credit unions are not subject to income taxes in the way that commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also competes for deposits and loans with commercial banks and thrift institutions in Atlanta and other surrounding areas, some of which are affiliated with large regional financial institutions. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

     The Bank competes for deposits principally by offering depositors a variety of deposit programs with competitive interest rates, quality service and convenient locations and hours. The Bank competes for loans by offering competitive interest rates and loan fees, timely processing and quality service. The Bank believes that its relatively small size permits it to offer more personalized services than its competitors.

     The competitive pressures among commercial banks, thrift institutions and other entities have increased significantly in recent years and are expected to continue to do so. The establishment of money market accounts and the elimination of rate controls for interest rates paid on deposits in the early 1980s, for example, have increased the competition for deposits and tend to increase the Bank's cost of funds, especially during periods of high interest rates.

     Within Georgia, competition among financial institutions is increasing due to a number of factors including, but not limited to, the acquisition of Georgia-based financial institutions by out-of-state financial institutions. With regard to interstate transactions, recently enacted federal legislation permits interstate bank acquisitions, without regard to conflicting state laws which purport to restrict or prohibit such acquisitions. See "Recent Legislation" below. Additionally, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") amended the federal Bank Holding Company Act of 1956 (the "BHCA") to permit the acquisition of healthy savings institutions by bank holding companies. Prior to FIRREA, bank holding companies could acquire only troubled thrifts. As a result of FIRREA, Georgia-based thrift institutions may now be acquired by bank holding companies headquartered in Georgia or out-of-state.

     In addition to facing increased competition from out-of-state financial institutions, Georgia-based financial institutions are now likely to face increased competition from other Georgia-based banks. The Georgia legislature recently enacted legislation which, effective July 1, 1996, permits Georgia-based banks to branch into up to three counties in addition to the county in which their main office is located. Under this legislation, multiple banks owned by a single holding company are treated as though they were one bank, thereby permitting the holding company to expand its banking operations into only three additional counties. This same legislation will eliminate all branching restrictions, thereby permitting unrestricted state-wide branching, effective July 1, 1998.

     Consolidations of Georgia banking or thrift institutions with out-of-state institutions could increase the presence in Georgia of out-of-state financial institutions with substantially greater assets and resources than the Bank. Additionally, the erosion of state law restrictions on intrastate branching may result in the opening of branch banks in Paulding County by banks that previously had been prohibited from doing so. Similarly, federal savings institutions, with which the Bank competes for loans and deposits, are permitted to branch statewide. One such institution has recently opened a Paulding County branch.

EMPLOYEES
---------

     As of December 31, 1996, the Bank had 49 full-time and 22 part-time employees, Metroplex had one full-time employee, and CLC had ten full-time and 1 part-time employees. No employees are covered by collective bargaining agreements, and the Company considers its relationship with its employees to be excellent.

SUPERVISION AND REGULATION
--------------------------

GENERAL

     As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve (the "Federal Reserve") pursuant to the BHCA and by the Georgia Department pursuant to the Georgia Bank Holding Company Act (the "GBHCA"). The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission (the "Commission") under federal securities laws.

     The Bank is a state bank and is subject to the supervision of, and is regularly examined by, the Georgia Department. In addition, the Bank's deposit accounts are insured up to applicable limits by the bank insurance fund of the Federal Deposit Insurance Corporation (the "FDIC") and the Bank, therefore, is subject to regulation by the FDIC.

     FIRREA was signed into law on August 9, 1989. FIRREA primarily affected the regulation of savings associations ("thrifts") and savings and loan holding companies rather than the regulation of state banks and bank holding companies such as the Bank and the Company. However, FIRREA did contain certain provisions affecting banks and bank holding companies, including without limitation, provisions affecting deposit insurance premiums, acquisitions of thrifts by banks and bank holding companies, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violation of banking statutes, regulations and orders.

     Additionally, on December 19, 1991, the FDIC Improvement Act of 1991 ("FDICIA") became law which resulted in extensive changes to the federal banking laws. The primary purpose of the law was to authorize additional borrowings by the FDIC in order to provide funds for the resolution of failing financial institutions. However, the law also instituted certain changes to the supervisory process and contained various provisions affecting the operations of banks and bank holding companies like the Bank and the Company. Certain of these changes are discussed below under the caption "Enactment of FDICIA."

     To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank.

REGULATION OF THE COMPANY

     General. As the bank holding company for the Bank, the Company is subject to the supervision and regulation of the Federal Reserve and the Georgia Department. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve and the Georgia Department also may make examinations of the Company and each of its subsidiaries.

     Regulatory Capital Requirements. The Federal Reserve has adopted risk-based capital adequacy guidelines for use in its examination and regulation of bank holding companies. Under the Federal Reserve's risk-based standards, an entity's assets and off-balance sheet activities are categorized into one of four risk categories, with either a 0%, 20%, 50% or 100% amount of capital to be held against those assets. In addition, the guidelines divide capital instruments into Tier 1 (core) capital and Tier 2 (supplemental) capital. The risk-based capital adequacy guidelines require that: (I) Tier 2 capital may not exceed 100% of Tier 1 capital, although certain Tier 2 capital elements are subject to additional limitations; (ii) assets and off balance sheet items be weighted according to risk; and (iii) the total capital to risk-weighted assets ratio must be at least 8%. At December 31, 1996, the Company was in compliance with these risk-based capital guidelines. See "Capital Resources and Liquidity" in the Management's Discussion and Analysis section of the Company's 1996 Annual Report to Shareholders.

     If the capital of a bank holding company falls below minimum required levels, the bank holding company may be denied approval to acquire or establish additional banks or non-bank businesses, as discussed below. Bank holding companies may be compelled by bank regulatory authorities to invest additional capital in a bank subsidiary in the event the subsidiary bank experiences either significant loan losses or rapid growth of loans or deposits. In addition, the company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

     Change of Control and Permissible Activities. Bank holding companies are required by the BHCA to obtain approval from the Federal Reserve prior to acquiring, directly or indirectly, ownership or control of more than 5% of the outstanding shares of any class of voting stock of any bank or bank holding company.

     The BHCA also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank, and from engaging in any business other than banking or managing or controlling banks or other permissible subsidiaries. The Federal Reserve is authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Additionally, the Federal Reserve, by regulation, has deemed certain nonbanking activities to be permissible activities and has exempted such activities from the prior approval requirements, although notice to and review by the Federal Reserve of such activities would be necessary before the Company could engage de novo in such activities. The Federal Reserve is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern.

     Additionally, the Federal Change in Bank Control Act ("CIBCA") requires 60 days' prior written notice to the appropriate federal bank regulatory agency before any person may acquire "control" of a bank or bank holding company. The appropriate federal bank regulatory agency with respect to acquisitions of control of a state non-member bank, such as the Bank, is the FDIC, and the appropriate federal bank regulatory agency with respect to acquisitions of control of a bank holding company, such as the Company, is the Federal Reserve.

     Under existing Federal Reserve regulations, "control" is presumed to exist where the acquiring party (which includes a group "acting in concert") (a) owns, controls, or holds with power to vote 25% or more of any class of voting securities of the institution, or (b) owns, controls, or holds with power to vote 10% or more of any class of voting securities of the institution, if (I) the institution has registered securities under Section 12 of the Securities Exchange Act of 1934, or (ii) no other person will own a greater percentage of that class of voting securities immediately following the transaction.

     The activities of the Company also are restricted by the provisions of the Glass-Steagall Act of 1933 (the "Act"). The Act restricts the ability of the Company to own subsidiaries engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The interpretation, scope and application of the provisions of the Act currently are being reviewed by regulators and legislators. The outcome of the current examination and appraisal of the provisions in the Act and the effect of such outcome on the ability of bank holding companies to engage in securities-related activities cannot be predicted.

     Supervisory and Enforcement Powers. The Federal Reserve has been granted enforcement powers over bank holding companies and non-banking subsidiaries to forestall activities that represent unsafe or unsound practices or constitute violations of law. These powers may be exercised through the issuance of cease-and-desist orders or other actions. The Federal Reserve also is empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties.

     The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

     Restrictions on Transactions with Affiliates. The Bank and the Company are "affiliated" within the meaning of the Federal Reserve Act. Certain provisions of the Federal Reserve Act establish standards for the terms of, limit the amount of and establish collateral requirements with respect to any loans or extensions of credit to, and investments in, affiliates by the Bank, as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services and under any contract) between the Bank and its affiliates. In addition, related provisions of the Federal Reserve Act and the Federal Reserve regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company and any subsidiary of the Company, and to related interests of such persons.

     Miscellaneous. Under Section 106(b) of the Bank Holding Company Act Amendments of 1970 (12 U.S.C. (S) 1972), the Bank is prohibited from extending credit, selling or leasing property or furnishing any service to any customer on the condition or requirement that the customer (I) obtain any additional property, service or credit from the Company, the Bank (other than a loan, discount, deposit, or trust service) or any other subsidiary of the Company,
(ii) refrain from obtaining any property, credit or service from any competitor of the Company, the Bank or any subsidiary of the Company or (iii) provide any credit, property or service to the Company, the Bank (other than those related to and usually provided in connection with a loan, discount, deposit or trust service) or any subsidiary of the Company.

     Most bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal constitutes an unsafe or unsound practice, would violate any law, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve. The prior notice requirement does not apply to certain "well-capitalized" bank holding companies that meet specified criteria.

     In November 1985, the Federal Reserve adopted its Policy Statement on Cash Dividends Not Fully Covered by Earnings. The Policy Statement sets forth various guidelines that the Federal Reserve believes that a bank holding company should follow in establishing its dividend policy. In general, the Federal Reserve stated that bank holding companies should not pay dividends except out of current earnings and unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

     Georgia Law. The Company also is a bank holding company within the meaning of the GBHCA, which provides without limitation that, without the prior approval of the Georgia Department, it is unlawful (I) for any action to be taken that causes a company to become a bank holding company, (ii) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (iii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, (iv) for any action to be taken that causes a bank to become a subsidiary of a bank holding company or (v) for any bank holding company to merge or consolidate with any other bank holding company. It also is unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Georgia Department for approval of such acquisition. One bank holding companies, such as the Company, are prohibited from acquiring another bank until their initial bank subsidiary has been incorporated for a period of at least two years.

     In addition, the Georgia Department has established a minimum level of capital to total assets of 5%, with certain adjustments, on a consolidated basis for bank holding companies. The capital guidelines assume adequate liquidity and a moderate degree of risk in the loan and investment portfolios as well as any off balance sheet activities. In assessing compliance with the guidelines, therefore, the Georgia Department reviews the relationship of on and off balance sheet risks to capital and requires those institutions with high or inordinate levels of risk to adhere to higher capital standards. Bank holding companies whose operations involve, or are exposed to, high or inordinate degrees of risk are expected to hold additional capital to compensate for such risks. In addition, bank holding companies engaging in significant nonbanking activities typically require higher capital ratios than do banks alone.

REGULATION OF THE BANK

     General. The Bank is a commercial bank chartered under the laws of the State of Georgia and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC. The Bank is subject to the regulation, examination and supervision of the Georgia Department and the FDIC. Both the Georgia Department and the FDIC issue regulations and require the filing of reports describing the activities and financial condition of the banks under their jurisdiction. Each agency conducts periodic examinations to test compliance with various regulatory requirements and generally supervises the operation of such banks. This supervision and regulation is intended primarily for the protection of depositors. As an FDIC-insured, state-chartered bank, the Bank may not enter into certain transactions unless applicable regulatory tests are met or it obtains the prior approval of the regulatory agencies. For instance, the approval of the Georgia Department and the FDIC are required prior to any merger or consolidation or the establishment of an office at which banking business is conducted. The Bank also is regulated in certain respects by the Federal Reserve.

     Georgia Law. The Bank derives its lending and investment authority primarily from the applicable provisions of the Financial Institutions Code of Georgia and the rules and regulations promulgated thereunder by the Georgia Department. Under these laws and regulations, commercial banks, including the Bank, may invest in real estate mortgages, commercial and consumer loans, certain types of securities, including certain corporate debt and equity securities, asset backed securities, and obligations of federal, state and local governments and agencies, and certain other assets. A Georgia chartered bank's lending powers generally are subject to certain restrictions, including limits on amounts loaned to one borrower. Additionally, the exercise by an FDIC insured commercial bank of the lending and investment powers of a commercial bank under the Financial Institutions Code may be limited by FDIC regulations.

     Under the Financial Institutions Code, the maximum interest rate a bank may charge on a loan depends on the amount of the loan. If the principal amount of the loan is $3,000 or less, banks may charge a maximum of 16% per annum simple interest, unless the loan is made pursuant to another law. Borrowers and banks may agree in writing on any rate of interest, expressed in simple interest terms, on loans of more than $3,000 but less than $250,000. In addition, banks and borrowers may agree in writing on any rate of interest, expressed in simple interest terms or otherwise, on loans of $250,000 or more, provided that all charges to be paid by the borrower are disclosed in a written agreement. There is, however, a criminal penalty for charging interest rates greater than 5% per month.

     Georgia commercial banks also have the power to invest in subsidiaries. A commercial bank may use this power to invest in corporations that engage in various service activities that banks are authorized to carry on, plus additional activities authorized by the Georgia Department. Additional activities may from time to time be authorized by the Georgia Department. Investment by a bank in the stock of such corporations engaged in activities described above is limited to the lesser of 10% of the bank's total assets or 100% of the bank's statutory capital base, and such investments must be approved by the Georgia Department.

     Currently, a Georgia chartered bank may establish additional offices within the county in which its main office is located and in up to three additional counties. Recent legislation enacted by the Georgia legislature will eliminate all branching restrictions, thereby permitting unrestricted state-wide banking effective July 1, 1998. See "Recent Legislation" below.

     Georgia commercial banks may, with the approval of the Georgia Department, merge or consolidate with another bank, trust company or other corporation as long as the resulting institution is a bank or trust company engaged only in the business of a bank or trust company. Additionally, a bank may sell, lease, exchange or otherwise dispose of all or substantially all of its property and assets with the approval of the Georgia Department.

     The Financial Institutions Code prohibits the payment of dividends by a state chartered bank if such bank is insolvent or would thereby be rendered insolvent, if such dividend is contrary to restrictions contained in the bank's articles of incorporation, if the dividend would be paid from other than retained earnings or if the bank does not have the required amount of paid-in capital and appropriated retained earnings. In addition, pursuant to regulations adopted by the Georgia Department, a Georgia-chartered bank must have the approval of the Georgia Department to pay cash dividends, unless at the time of such payment (I) the total classified assets at the most recent examination of the bank do not exceed 80% of the bank's equity capital and reserves as reflected by such examination; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, of the bank for the previous calendar year; and (iii) the ratio of the bank's equity capital, as defined, to adjusted total assets, as defined, is not less than 6%. The Georgia Department also requires the Bank to maintain a ratio of capital, as defined in the Georgia Department's statement of policy on capital adequacy, to adjusted total assets of not less than 8% during the first three years of operations.

     Under the Financial Institutions Code, the Georgia Department may issue orders to a Georgia chartered bank to submit to an investigation by the Georgia Department, to discontinue unauthorized or unsafe practices or to keep prescribed books and accounts. If the Georgia Department finds that any director or officer of any banking organization has violated any law or duly enacted regulation, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after being notified by the Georgia Department to discontinue such practices, or has been indicted for any crime involving moral turpitude or breach of trust, or has filed for bankruptcy protection from creditors, the Georgia Department may remove such director or officer from office. No director or officer of the Bank has been found by the Georgia

Department to have engaged in, or has been investigated by the Georgia Department with respect to, any of such activities.

REGULATION OF CLC

     As a consumer finance company, CLC is subject to regulation by the Commissioner of Insurance of the State of Georgia, also known as the Georgia Industrial Loan Commissioner, (the "Commissioner") pursuant to the Georgia Industrial Loan Act (the "GILA"). CLC is required to file certain reports and such additional information as the Commissioner may require pursuant to the GILA, and is subject to periodic examinations of its books, accounts, and records by the Commissioner's duly authorized representatives. Each office of CLC is licensed by the Commissioner separately, and, if CLC wishes to move an office within a county, written notice must be given to the Commissioner supplying facts and circumstances showing how the removal to a new location will promote the convenience and advantage of that community. Licenses must be renewed on an annual basis. CLC may loan any sum of money not to exceed $3,000 for a period not to exceed 36 months and 15 days and may charge, contract for, collect, and receive interest and fees on said loans, pursuant to the GILA.

     As a subsidiary of the Company, CLC also is subject to examination by the Federal Reserve pursuant to the BHCA and by the Georgia Department pursuant to the GBHCA. The Federal Reserve and the Georgia Department also may make examinations of CLC.

INSURANCE OF ACCOUNTS

     Deposits of the Bank are insured by the FDIC to a maximum of $100,000 for each insured depositor through the Bank Insurance Fund ("BIF"), one of the two deposit insurance funds established by FIRREA. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as "insured institutions"). Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against an insured institution if the institution or any director, officer or employee thereof engages in unsafe and unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination. The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions. The FDIC may revalue assets of an institution, based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such reevaluation and the book value of the assets.

     On September 15, 1992, the FDIC approved final regulations adopting a risk-related deposit insurance system. The risk-related regulations, which became effective January 1, 1993, resulted in a significant spread between the highest and lowest deposit insurance premiums. Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: "well capitalized," "adequately capitalized," or "under capitalized". Within each risk classification, there are three subgroups. Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution's primary federal regulator. Depending upon a BIF member's risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as .04% of insured deposits or as high as .31% of insured deposits. Additionally, because the BIF has exceeded its designated reserve ratio, the FDIC has now reduced to zero the assessment rate that is applicable to the most highly rated BIF members. The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is zero percent of insured deposits for the period from January 1, to June 30, 1997. This is the most favorable assessment rate applicable to any insured institution. However, the Deposit Insurance Funds Act of 1996 ("DIFA") requires that a Financing Corporation ("FICO") assessment be paid by the Bank in 1997. The annual FICO assessment rate for banks is .01296% of deposits.

     The Bank paid approximately $2,000 in deposit insurance assessments, which was the minimum set by the FDIC for that period, during the year ended December 31, 1996.

     Subsequent to the enactment of FIRREA, the FDIC issued risk-based bank capital guidelines which went into effect in stages through 1992. In accordance with the FDIC's risk-based standards, an institution's assets and off-balance sheet activities are categorized into one of four risk categories, with either a 0%, 20%, 50%, or 100% amount of capital to be held against these assets. In addition, the guidelines divide capital instruments into Tier 1 (core) capital and Tier 2 (supplementary) capital. The risk-based capital adequacy guidelines require that (I) Tier 1 capital equal or exceed 4% of risk-weighted assets; (ii) Tier 2 capital may not exceed 100% of Tier 1 capital, although certain Tier 2 capital elements are subject to additional limitations; (iii) assets and off-balance sheet items be weighted according to risk; and (iv) the total capital to risk-weighted assets ratio must be at least 8.0%. The FDIC's current leverage capital requirement requires banks receiving the highest regulatory rating based upon the FDIC's routine examination process, to maintain Tier 1 capital equal to 3.0% of the bank's total assets. Banks receiving lower regulatory ratings are required to maintain Tier 1 capital in an amount that is at least 100 to 200 basis points higher than 3.0% of total assets.

     At December 31, 1996, the Bank had Tier 1 capital of $5,342,676, or 6.41% of total average assets.

     Certain provisions of the Federal Reserve Act, made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act (12 U.S.C. (S)1828(j)) and administered with respect to the Bank by the FDIC, establish standards for the terms of, limit the amount of and establish collateral requirements with respect to any loans or extensions of credit to, and investments in, affiliates by the Bank as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services) between the Bank and its affiliates. In addition, related provisions of the Federal Reserve Act and the Federal Reserve regulations (also administered with respect to the Bank by the FDIC) limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank and to related interests of such persons.

     The FDIC may impose sanctions on any insured bank that does not operate in accordance with FDIC regulations, policies and directives. Proceedings may be instituted against any insured bank or any director, officer or employee of the bank that is believed by the FDIC to be engaged in unsafe or unsound practices, including violation of applicable laws and regulations. The FDIC may revalue assets of an institution, based upon appraisals, and may require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The FDIC also is empowered to assess civil penalties against companies or individuals who violate certain federal statutes, orders or regulations. In addition, the FDIC has the authority to terminate insurance of accounts, after notice and hearing, upon a finding by the FDIC that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, or is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule or order of, or condition imposed by, the FDIC. The Bank does not know of any past or current practice, condition or violation that might lead to termination of its deposit insurance or to any proceeding by the FDIC against the Bank or any of its directors, officers or employees.

     Federal Reserve. Although the Bank is not a member of the Federal Reserve System, it is subject to Federal Reserve regulations that require it to maintain reserves against its transaction accounts (primarily checking accounts).
Because reserves generally must be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the Bank's cost of funds. The Federal Reserve Board regulations currently require that average daily reserves be maintained against transaction accounts in the amount of 3% of the aggregate of such net transaction accounts up to $49.3 million, plus 10% of the total in excess of $49.3 million.

ENACTMENT OF FDICIA

     On December 19, 1991, then President Bush signed FDICIA into law, which resulted in extensive changes to the federal banking laws. The primary purpose of the law was to authorize additional borrowings by the FDIC in order to provide funds for the resolution of failing financial institutions. The law instituted certain changes to the supervisory process and contained various provisions that may affect the operations of financial institutions like the Bank. Certain of these changes are discussed below.

     Prompt Corrective Regulatory Action. FDICIA requires the federal banking regulators to take prompt corrective action if an institution fails to satisfy certain minimum capital requirements. Under FDICIA, capital requirements include a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (I) subject to increased monitoring by the appropriate federal banking regulator;
(ii) required to submit an acceptable capital restoration plan within 45 days;
(iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses.
The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institutions's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. The senior executive officers of the institution could not receive bonuses or increases in compensation without prior approval and the institution would be prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% tangible equity nor more than 65% of the minimum leverage capital level otherwise required (the "critical capital level"), the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became undercapitalized.

     Conservatorship and Receivership Amendments. FDICIA amended the grounds for the appointment of a conservator or receiver for any insured depository institution to include the following events: (I) consent by the board of directors of the institution; (ii) cessation of the institution's status as an insured depository institution; (iii) the institution is undercapitalized and has no reasonable prospects of becoming adequately capitalized when required to do so, fails to submit an acceptable capital plan or materially fails to implement an acceptable capital plan; or (iv) the institution is critically undercapitalized or otherwise has substantially insufficient capital. FDICIA provides that an institution's directors shall not be liable to its stockholders or creditors for acquiescing in or consenting to the appointment of the FDIC or RTC as receiver or conservator or to a supervisory acquisition of the institution.

     Standards for Safety and Soundness. FDICIA also required the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to, among other things,: (I) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits.

     Other Deposit Insurance Reforms. FDICIA amended the Federal Deposit Insurance Act to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposits unless a waiver has been obtained from the FDIC. Deposit brokers are required to register with the FDIC. FDICIA authorized the FDIC to privately reinsure up to 10% of its risk of loss with respect to an institution and base its assessment on the cost of such reinsurance. With certain exceptions, state chartered banks are limited to the activities of national banks. The federal bank regulatory agencies are required to biannually review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

     Consumer Protection Provisions. FDICIA also sought to encourage enforcement of existing consumer protection laws and enacted new consumer oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also required depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts.

RECENT LEGISLATION

     In September 1994, the federal Riegle-Neal Interstate Banking and Branching Efficiency Act was enacted. The Act allows bank holding companies, beginning one year following enactment of the legislation, to acquire existing banks across state lines, regardless of state statutes. Beginning in June 1997, a bank may consolidate interstate subsidiaries into branches and merge with a bank across state lines to the extent that the applicable states have not "opted out of interstate branching" prior to the effectiveness of the branching provisions. States may elect to permit interstate mergers prior to June 1997. The Act also would permit de novo branching to the extent that a particular state opts into the de novo branching provisions. The Act provides a concentration limitation with a nationwide limitation of 10% of total deposits of insured depository institutions in the United States and 30% of total deposits of insured depository institutions in a specific state.

     The Riegle Community Development and Regulatory Improvement Act of 1994 also was enacted in September 1994, and provides for the creation of a community development financial institutions fund to promote economic revitalization in community development. Banks and savings institutions are allowed to participate in such community development banks. The Act also contains provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers. The Act also contains more than 50 regulatory relief provisions that apply to banks and savings institutions including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well-capitalized institutions.

     The Georgia legislature recently enacted legislation which, effective July 1, 1996, allows Georgia-based banks to branch into up to three counties in addition to the county in which their main office is located. Under this legislation, multiple banks owned by a single holding company are treated as though they were one bank, thereby permitting the holding company to expand its banking operations into only three additional counties. This same legislation will eliminate all branching restrictions, thereby permitting unrestricted state-wide branching, effective July 1, 1998.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company and the Bank operate from a main office and two branch offices in Paulding County, Georgia. The main office, built in 1988 and located at 1784 Atlanta Highway in Hiram, Georgia, contains approximately 16,000 square feet. The Bank owns the land and the building at this location. The Company uses the premises, equipment and furniture of the Bank without payment of any fees to the Bank. Metroplex rents office space in this building and pays a monthly rent which is intended to approximate a fair rental value for the space utilized by Metroplex. CLC leases office space in Woodstock, Georgia, Rockmart, Georgia, and Rossville, Georgia.

     The Bank opened a full service branch office at 100 Hardee Street, Dallas, Paulding County, Georgia in June 1991. The Bank leases the land and owns the building at this location, which contains approximately 1,150 square feet and includes three teller stations and two drive-in window teller stations. The lease on this property has been extended until June 1997. In December 1991, the Bank also opened a full service office located in the Kroger grocery store of the Paulding Commons Shopping Center, 2205 Atlanta Highway in Hiram, Georgia. The Bank leases its office space in the grocery store and owns the furniture, fixtures and equipment used in the Bank office. In January 1996, the Bank opened a full service office at 5860 Brownsville Road, Powder Springs, Georgia which is located in the Brownsville Crossing Shopping Center. The Bank leases its office space in the shopping center and owns the furniture, fixtures, and equipment used in the Bank office.

     At December 31, 1996, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by the Company was $2,296,111. Data processing services are provided by an outside service bureau.

     The Company believes that its facilities are adequate and suitable for the Company's current business and its anticipated business for the foreseeable future.

     The Company is unaware of any potential environmental liability that it may incur in connection with any properties or other assets owned by it.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     There are no material legal proceedings to which the Company or the Bank is a party or to which any of their properties is subject. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1996.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE COMPANY AND BANK
------------------------------------------------------

     Set forth below is information as of January 31, 1997 regarding the executive officers of the Company and the Bank:

                                     Principal Occupation
     Name              Age       During The Past Five Years
     ----              ---       --------------------------


Ronnie L. Austin       47        Mr. Austin is a Director and the President and
                                 Chief Executive Officer of the Company and the Bank. He has served as the President and Chief
                                 Executive Officer of the Company since its organization in October 1988. Before assuming his position as President and Chief Executive
                                 Officer of the Bank in December 1986, Mr.
                                 Austin served as Executive Vice President and
                                 Senior Loan Officer of the Peoples Bank of
                                 Bartow County from January 1985 to November
                                 1986 and as Vice President and Senior Loan
                                 Officer of the First National Bank of Paulding
                                 County from June 1975 to January 1985 .

Angel J. Byrd          41        Ms. Byrd has served as Senior Vice President
                                 and Chief Financial Officer of the Bank and Comptroller of the Company since April 1996, having served as Vice President and Chief
                                 Financial Officer of the Bank and Assistant
                                 Secretary of the Company since December 1991.
                                 She has served as Cashier of the Bank since
                                 October 1987. Prior to her employment by the Bank, she served as Loan Accounting Supervisor of Barnett Bank, N.A. in Marietta from March
                                 1986 to October 1987 and as Operations Officer of The Citizens Bank in Dallas, Georgia from
                                 May 1985 to March 1986.

Genevieve B. Cole      41        Ms. Cole has served as Executive Vice President
                                 and Chief Administrative Officer of the Bank since April 1996, having served as Vice
                                 President and Chief Administrative Officer of the Bank since July 1995. She served as Vice
                                 President and Chief Lending Officer of the Bank since August 1988 and as Assistant Secretary of the Company since July 1991. Prior to her employment by the Bank, she was Assistant Vice
                                 President and Senior Loan Officer of First
                                 National Bank in Dallas, Georgia from December
                                 1987 to August 1988; Assistant Vice President of First National Bank from March 1986 to
                                 December 1987; and Loan Officer of First
                                 National Bank from September 1983 to March
                                 1986.

Michael Low            39        Mr. Low has served as Senior Vice President
                                 and Chief Credit Officer of the Bank since
                                 April 1996, having served as Vice President and Chief Lending Officer of the Bank since
                                 September 1995. Prior to his employment with the Bank, he served as Vice President
                                 Commercial Lending from 1991 and Commercial
                                 Lender and Special Asset Manager from 1989 with
                                 West Georgia National Bank in Carrollton,
                                 Georgia. From 1980 until 1989, he served at the Jasper Banking Company in Jasper, Georgia, as
                                 Vice President, Lending Officer, and
                                 Collections Manager, Collateral Manager, and
                                 Collector.

     The executive officers of the Company and the Bank are elected annually by the respective Boards of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the respective Boards of Directors at any time.



                                    PART II
                                    -------

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------

     Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the captions "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 9 through 15 of the Company's 1996 Annual Report. Such information is incorporated herein by reference.

     The Company's ability to pay dividends is dependent on dividends paid by the Bank, if any. Additionally, Georgia law imposes certain restrictions on the payment of cash dividends by the Bank. See "Item 1. Business - Supervision and Regulation."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     Selected consolidated financial data for the Company for each of the five fiscal years ending December 31, 1996, 1995, 1994, 1993 and 1992 are set forth under the caption "Selected Consolidated Financial Data" on page 6 of the Company's 1996 Annual Report. Such information is incorporated herein by reference. A discussion of the Company's financial condition and results of operations at and for the dates and periods covered by the consolidated financial statements of the Company and the Bank set forth in the Company's 1996 Annual Report is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 10 through 15 of the Company's 1996 Annual Report. Such discussion is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The following consolidated financial statements of the Company, together with the Report of Independent Certified Public Accountants thereon, which are set forth on pages 17 through 36 of the Company's 1996 Annual Report, are incorporated herein by reference:

     Consolidated Balance Sheets as of December 31, 1996 and 1995

     Consolidated Statements of Earnings for the years ended
       December 31, 1996, 1995 and 1994

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     The Company is not required to furnish the supplementary financial information specified by Item 302 of Regulation S-K.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Neither the Company nor the Bank had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.


                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     Information relating to the Directors of the Company is set forth under the caption "Proposal 3 - Election of Directors" on pages 7 through 10 of the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders ("1997 Proxy Statement"). Such information is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the

Company is set forth in Item 4(A) of this report under the caption "Executive Officers of the Company and the Bank." Such information is incorporated herein by reference. To the knowledge of the Company, each person who, at any time during the year ended December 31, 1996, was a Director, executive officer, or beneficial owner of more than ten percent of the Company's Common Stock filed, on a timely basis, all reports required to be filed by them, during such year, pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     Information relating to executive compensation is set forth under the caption "Proposal 3 -Election of Directors - Compensation of Directors" on page 11 of the 1997 Proxy Statement and under the caption "Proposal 3 - Election of Directors - Executive Compensation" on pages 12 and 13 of the 1997 Proxy Statement. Such information is incorporated herein by reference. Because the Company qualifies as a "small business issuer" (as defined by Item 10(a)(1) of Regulation S-B), pursuant to Item 402(a) of Regulation S-K, the Company has provided only that information required by Regulation S-K Item 402(b), (c)(1),
(c)(2)(I)-(v), (d), (e), (g), (h), (I)(1) and (I)(2).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information regarding ownership of the Company's $2.50 par value Common Stock by certain persons is set forth under the captions "Voting - Principal Stockholders" and "Proposal 3 - Election of Directors - Nominees" on pages 7 through 10 of the 1997 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information regarding certain transactions between the Company and Directors, executive officers and certain shareholders, and their affiliates, is set forth under the caption "Proposal 3 - Election of Directors - Transactions of Management with Community Trust Bank" on page 13 of the 1997 Proxy Statement. Such information is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a) Documents Filed as Part of This Report.

     1.   Financial Statements

               The following consolidated financial statements of the Company, together with the Report of Independent Certified Public Accountants thereon, are set forth on pages 11 through 31 of the Company's 1996 Annual Report and are incorporated herein by reference:

               Consolidated Balance Sheets as of December 31, 1996 and 1995

               Consolidated Statements of Earnings for the years ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

               Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

               All financial statement schedules for which provision is made in the Securities and Exchange Commission's Regulation S-X have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the above-referenced financial statements or notes thereto.

     3.   Exhibits

               The following exhibits are filed as a part of or incorporated by reference in this report:

   Exhibit No.                   Description
   -----------                   -----------

      3.1*     Articles of Incorporation of the Company

      3.2+     Bylaws of the Company as amended through October 1996

      3.3*     Articles of Incorporation of the Bank

      3.4*     Bylaws of the Bank

      10.1*@   1988 Stock Option Plan and related specimen copy of option

      10.2@    1992 Employee Stock Option Plan
               (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-
                K for the year ended December 31, 1992)

      10.3@    1992 Directors Stock Option Plan
               (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

      10.4* Agreement and Plan of Merger and Reorganization dated October 7, 1990 among the Company, the Bank and CTFS Interim Corporation, as amended by the First Amendment to Agreement and Plan of Merger and Reorganization dated October 24, 1990

      10.5 Lease dated June 9, 1989 by and between First Baptist Church of Dallas, Georgia and the Bank relating to lease of real property (Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-k for the year ended December 31, 1992)

      10.6 License and Equipment Purchase Agreement dated as of July 27, 1991 by and between Bank South, National Association and Community Trust Bank relating to branch in Paulding Commons Kroger store (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

      10.7 Lease dated May 25, 1995 by and between Brock Investments, Inc., of Hiram, Georgia and the Bank relating to lease of real property (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for The year ended December 31, 1995)

      10.8+ Lease Extension Agreement dated September 30, 1996 by and between First Baptist Church of Dallas, Georgia and the Bank relating to lease of real property

      13+      1996 Annual Report**

      21+      Subsidiaries

      22+      Proxy Statement for 1997 Annual Meeting of Stockholders

      24+      Powers of Attorney

_________

*Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-4, as amended (No. 33-37601).

** Certain sections of the Company's 1996 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1996 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

+ Filed herewith.

@ The referenced exhibit is a compensatory management contract, plan, or arrangement.


      (b) Reports on Form 8-K

          No Current Reports on Form 8-K were filed by the Company with the
          Commission   during the quarter ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                                                   (Registrant)


Date: March 25, 1997     By:  /s/Ronnie L. Austin
                              -------------------------------------------
                                          Ronnie L. Austin
                                          President and Chief
                                          Executive Officer



                         By:  /s/Angel J. Byrd
                              -------------------------------------------
                                          Angel J. Byrd
                                          Comptroller
                                          (principal accounting officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1997.

            Signature                    Title
            ---------                    -----



*W. A. Foster III                   Chairman of the Board
---------------------------
W. A. Foster III



/s/Ronnie L. Austin                 President, Chief Executive Officer and
---------------------------
Ronnie L. Austin                    Director (principal executive officer and
                                    principal financial officer)



*Tommie R. Graham                   Secretary/Treasurer and Director
---------------------------
Tommie R. Graham

*R. Alan Bullock                      Director
----------------------------
R. Alan Bullock



*Bobbie P. Cooper                     Director
----------------------------
Bobbie P. Cooper



*J. Calvin Earwood                    Director
----------------------------
J. Calvin Earwood



*John C. Helms                        Director
----------------------------
John C. Helms



*C. D. Rampley                        Director
----------------------------
C. D. Rampley



* By /s/Ronnie L. Austin
     -----------------------
     Ronnie L. Austin
     as attorney-in-fact

                               INDEX OF EXHIBITS
                               -----------------

Exhibit No.              Description                              Page No.
-----------              -----------                              --------


     3.1*      Articles of Incorporation of the Company

     3.2+      Bylaws of the Company as amended through October 1996

     3.3*      Articles of Incorporation of the Bank

     3.4*      Bylaws of the Bank

     10.1*@ 1988 Stock Option Plan and related specimen copy of option

     10.2@     1992 Employee Stock Option Plan
               (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10K for the year ended December 31, 1992)

     10.3@     1992 Directors Stock Option Plan
               (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10K for the year ended December 31, 1992)

     10.4* Agreement and Plan of Merger and Reorganization dated October 7, 1990 among the Company, the Bank and CTFS Interim Corporation, as amended by the First Amendment to Agreement and Plan of Merger and Reorganization dated October 24, 1990

     10.5      Lease dated June 9, 1989 by and between First
               Baptist Church of Dallas, Georgia and the Bank relating to lease of real property
               (Filed as Exhibit 10.5 to the Company's Annual Report on Form 10K for the year ended December 31, 1992)

     10.6 License and Equipment Purchase Agreement dated as of July 27, 1991 by and between Bank South,
               National Association and Community Trust Bank relating to branch in Paulding Commons Kroger store (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10K for the year ended December 31, 1992)

     10.7      Lease dated May 25, 1995 by and between
               Brock Investments, Inc., of Hiram, Georgia and the Bank relating to lease of real property

     10.8+ Lease Extension Agreement dated September 30, 1996 by and between First Baptist Church of Dallas, Georgia and the Bank relating to lease of real property

     13+       1996 Annual Report**

     21+       Subsidiaries

     22+       Proxy Statement for 1997 Annual Meeting of Stockholders

     24+       Powers of Attorney

__________

*Incorporated herein by reference to the exhibit of the same number in the Company's registration statement on Form S-4, as amended, No. 33-37601.

** Certain sections of the Company's 1996 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1996 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

+ Filed herewith.

@ The referenced exhibit is a compensatory management contract, plan, or arrangement.