Form 10-Q
period 1997-03-31
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1997-05-14
CIK 869447

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT


                         Commission file number 0-19030


                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
        (Exact name of small business issuer as specified in its charter)


            Georgia                                   58-1856582
   (State of incorporation)              (I.R.S.Employer Identification No.)


                   1784 Atlanta Highway, Hiram, Georgia 30141
                    (Address of principal executive offices)


                                 (770) 445-1014
                 (Issuer's telephone number including area code)

                              ------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes      No
                                                ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 839,264 shares of Common Stock outstanding as of May 9, 1997.

      Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                                     ---     ---

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1997

                                Table of Contents
                                -----------------

Item                                                                                           Page
Number                                                                                         Number
------                                                                                         ------
Part I - Financial Information
Item 1. Financial Statements

     1.   Consolidated Balance Sheets at March 31, 1997 (unaudited)
          and December 31, 1996 (audited)....................................................      1


     2.   Consolidated Statements of Earnings for the three months
          ended March 31, 1997 and March 31, 1996 (unaudited)................................      2


     3.   Consolidated Statements of Cash Flows for the three months
          ended March 31, 1997 and March 31, 1996 (unaudited)................................      3


     4.   Notes to Consolidated Financial Statements.........................................      5


Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................      6


Part II - Other Information..................................................................      9

Item 1.   Legal Proceedings..................................................................      9

Item 2.   Changes in Securities..............................................................      9

Item 3.   Defaults upon Senior Securities....................................................      9

Item 4.   Submission of Matters to a Vote of Security Holders................................      9

Item 5.   Other Information..................................................................      9

Item 6.   Exhibits and Reports on Form 8-K...................................................      9

          Signatures.........................................................................     10

                         PART I. FINANCIAL INFORMATION
                         Item 1. Financial Statements
                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                          Consolidated Balance Sheets
                     March 31, 1997 and December 31, 1996

                                    Assets

                                                                                March 31,             December 31,
                                                                                   1997                   1996
                                                                              ---------------        --------------
                                                                                 (Unaudited)            (Audited)
Cash and due from banks                                                             3,751,132             3,011,164
Federal funds sold                                                                  3,830,000             7,020,000
                                                                              ---------------        --------------
   Cash and cash equivalents                                                        7,581,132            10,031,164

Securities available for sale                                                      23,428,174            22,418,690
Other investments                                                                     301,100               255,000
Loans                                                                              51,016,219            49,425,713
   Less: Allowance for loan losses                                                   (749,450)             (713,518)
                                                                              ---------------        --------------
         Loans, net                                                                50,266,769            48,712,195

Premises and equipment                                                              2,314,918             2,296,111
Accrued interest receivable                                                           755,629               757,276
Other real estate and repossessions                                                     4,200                 3,000
Other assets                                                                          850,200               730,182
                                                                              ---------------        --------------
                                                                                   85,502,122            85,203,618
                                                                              ===============        ==============
                 Liabilities and Stockholders' Equity
Deposits:
   Demand                                                                          12,212,009             9,648,648
   Interest-bearing demand                                                         16,432,626            17,211,638
   Savings                                                                         13,662,884            15,546,932
   Time                                                                            21,929,502            21,280,978
   Time, in excess of $100,000                                                     13,166,261            13,209,565
                                                                              ---------------        --------------
         Total deposits                                                            77,403,282            76,897,761

Accrued interest payable                                                              737,436               805,693
Accrued expenses and other liabilities                                                564,539               614,540
                                                                              ---------------        --------------
         Total liabilities                                                         78,705,257            78,317,994

Minority interest                                                                       6,614                 7,748

Stockholders' equity:
   Common stock, $2.50 par value; 5,000,000 shares                                  2,098,160             2,097,910
     authorized; 839,264 and 839,164 issued and outstanding
   Additional paid-in capital                                                       2,101,939             2,101,401
   Retained earnings                                                                2,687,084             2,682,999
   Net unrealized holding loss on
     securities available for sale                                                    (96,932)              (4,434)
                                                                              ---------------        --------------
         Total stockholders' equity                                                 6,790,251             6,877,876
                                                                              ---------------        --------------
                                                                                   85,502,122            85,203,618
                                                                              ===============        ==============


The consolidated balance sheet at December 31, 1996 has been taken from the audited financial statements. See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                                          Three months ended
                                                                               March 31,
                                                                       1997                1996
                                                                  ------------        ------------
Interest income:
   Interest and fees on loans                                       $1,405,814          $1,192,355
   Interest on federal funds sold                                       56,761              34,130
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies                        281,173             274,941
     Other                                                              51,847              24,278
                                                                  ------------        ------------
         Total interest income                                       1,795,595           1,525,704

Interest expense:
   Interest on deposits
     Demand                                                             94,629              92,282
     Savings                                                           104,557              89,259
     Time                                                              312,187             276,356
     Time, in excess of $100,000                                       194,953             134,332
   Interest on federal funds purchased                                       0                  33
   Interest expense - other                                              6,626                   0
                                                                  ------------        ------------
         Total interest expense                                        712,952             592,262
                                                                  ------------        ------------
         Net interest income                                         1,082,643             933,442

Provision for loan losses                                               62,480              42,987
                                                                  ------------        ------------
     Net interest income after
           provision for loan losses                                $1,020,163            $890,455
                                                                  ------------        ------------
Other income:
   Service charges and fees                                           $228,481            $197,373
   Insurance commissions                                                50,518              19,762
   Loss on sales of investment securities                                    0               1,204
   Appraisal fees                                                       20,600              23,855
   Miscellaneous                                                         8,832              16,650
                                                                  ------------        ------------
         Total other income                                            308,431             258,844

Other expenses:
   Salaries and employee benefits                                     $528,307            $410,101
   Occupancy                                                           168,183             127,526
   Other operating                                                     311,622             257,015
                                                                  ------------        ------------
         Total other expenses                                        1,008,112             794,642
                                                                  ------------        ------------
         Earnings before income taxes                                 $320,482            $354,657
Income taxes                                                           107,714             130,493
Minority interest in earnings of subsidiary                             (1,134)             (1,904)
                                                                  ------------        ------------
         Net earnings                                                 $213,902            $226,068
                                                                  ============        ============
Net earnings per common share                                            $0.25               $0.27
                                                                  ============        ============
Weighted average common shares outstanding                             839,223             836,470
                                                                  ============        ============


See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                             Three Months Ended
                                                                                     March 31,                March 31,
                                                                                       1997                     1996
                                                                                   ------------             ------------
Cash flows from operating activities:
   Net earnings                                                                        $213,902                 $226,068
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                                         75,411                   56,750
       Provision for loan losses                                                         62,480                   42,987
       Net gain on sale of investment securities                                              0                   (1,204)
       Net gain on sale of other real estate                                                  0                  (11,274)
       Net gain on sale of fixed asset                                                   (1,000)                       0
       Net change in:
         Interest receivable                                                              1,647                   10,312
         Interest payable                                                               (68,257)                  84,386
         Other assets                                                                   (92,863)                 (69,452)
         Accrued expenses and other liabilities                                         (51,135)                 (38,634)
                                                                                   ------------             ------------
       Net cash provided by operating activities                                       $140,185                 $299,939
                                                                                   ------------             ------------
Cash flows from investing activities:
   Purchase of investment securities                                                 (1,845,765)              (3,762,809)
   Proceeds from maturities of investment securities                                    545,000                1,000,000
   Proceeds from sales, calls, and paydowns
     of investment securities                                                           159,431                1,583,786
   Purchase of equity securities                                                        (46,100)                (205,000)
   Net increase in loans                                                             (1,617,054)              (3,442,962)
   Purchase of bank premises and equipment                                              (83,222)                 (67,327)
   Proceeds from sale of other real estate                                                    0                   63,886
   Improvements to other real estate                                                          0                   (3,053)
   Proceeds from sale of fixed asset                                                      1,000                        0
                                                                                   ------------             ------------
       Net cash used in investing activities                                        ($2,886,710)             ($4,833,479)
                                                                                   ------------             ------------
Cash flows from financing activities:
   Net change in demand and savings deposits                                            (99,699)               1,852,236
   Net change in time deposits                                                          605,220                1,083,934
   Dividends paid                                                                      (209,816)                (209,125)
   Retirement of stock                                                                        0                   (7,000)
   Exercise of stock options                                                                788                      552
                                                                                   ------------             ------------
       Net cash provided (used) by financing activities                                $296,493               $2,720,597
                                                                                   ------------             ------------
Net increase (decrease) in cash and cash equivalents                                 (2,450,032)              (1,812,943)
Cash and cash equivalents at beginning of period                                     10,031,164                5,907,523
                                                                                   ------------             ------------
Cash and cash equivalents at end of period                                           $7,581,132               $4,094,580
                                                                                   ============             ============


See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                                  (Unaudited)


                                                                        Three Months Ended
                                                                   March 31,          March 31,
                                                                     1997               1996
                                                                --------------     --------------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                          781,209            507,876

   Noncash investing activities:
     Change in unrealized loss on securities available
       for sale, net of tax of $59,359 and $33,346                     (92,498)           (67,622)


See accompanying notes to consolidated financial statements.

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                   Notes to Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

         The consolidated financial statements include the accounts of Community Trust Financial Services Corporation (the Company), its wholly-owned subsidiaries, Community Trust Bank (the Bank) and Metroplex Appraisals, Inc. (Metroplex), and its majority-owned subsidiary Community Loan Company (CLC). All significant intercompany accounts and transactions have been eliminated in consolidation. Effective September 1, 1995, the Company established CLC as a non-bank subsidiary engaged in the consumer finance business in Woodstock, Georgia. Effective April 1, 1996, CLC acquired two additional consumer finance offices located in Rockmart, Georgia, and Rossville, Georgia. The Company owns 75% of CLC's outstanding capital stock. The remaining 25% of CLC's outstanding capital stock is owned by an individual who is employed as President of CLC. The Company has helped finance the operations of CLC through a revolving line of credit which, at March 31, 1997, had a maximum availability of $1,900,000.

         The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of March 31, 1997 and the results of its operations and cash flows for the periods covered herein.
All such adjustments are of a normal recurring nature.


2.  Recent Accounting Pronouncements
    --------------------------------

         During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 128 ("SFAS 128"). SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share ("EPS") and requiring the presentation of basic earnings per share, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Early application is not permitted. Upon adoption, restatement of all prior- period EPS data presented is required. As of March 31, 1997, the effect of adopting SFAS 128 has not been determined by the Company.


3.  Earnings Per Share
    ------------------

         Earnings per share amounts are based on the weighted average number of shares outstanding during the period.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                 For the Three Month Period Ended March 31, 1997

         Management's discussion and analysis of financial condition and results of operations analyzes the material changes in the consolidated balance sheets and statements of earnings presented herein for Community Trust Financial Services Corporation (the Company). Unless otherwise indicated, the term Company includes Community Trust Bank (the Bank), Metroplex Appraisals, Inc. (Metroplex), and Community Loan Company (CLC). Metroplex, located in Dallas, Georgia, is a wholly-owned non-bank subsidiary of the Company which performs appraisals of real and personal property. CLC is a majority-owned subsidiary which is engaged in the consumer finance business with offices in Woodstock, Georgia, Rockmart, Georgia, and Rossville, Georgia. The financial data analyzed herein is not significantly affected by the operations of Metroplex or CLC. Management anticipates that Metroplex will have only a minimal impact on the Company's earnings and performance during 1997.

Financial Condition
-------------------

         Gross loans during the first three months of 1997 increased approximately $1,590,506 or 3.22% over the total gross loans at December 31, 1996, as compared to an increase of $3,434,728, or 8.83%, for the same three month period ended March 31, 1996. Management believes that the decrease in loan growth was due primarily to an increase in competition from other financial institutions which have moved into the Bank's market area. Management believes that the relative increase in loan growth during the first three months of 1996 was due primarily to an increase in lending personnel. Additionally, automobile loans were promoted in the first quarter of 1996 with a competitive rate. Since CLC operates from three relatively small offices, its gross loans, totaling approximately $1,098,314, or 2.15% of the Company's gross loans, do not significantly affect the financial data analyzed. Although Management anticipates growth in CLC's total loans, management believes that in 1997 the subsidiary will have only a minimal impact on the Company's balance sheet. Management anticipates an increase in the Bank's loan growth for 1997 primarily due to its increased marketing efforts which are designed to attract new borrowers in its primary lending area and to provide additional loan products to its existing borrowers. Management continues to strive for consistent loan volume while meeting the criteria set by its loan policy.

         The Bank's increase in gross loans for the first three months of 1996 was funded primarily through a decrease in federal funds sold. Federal funds sold decreased by $3,190,000, or 45.44%, from $7,020,000 at December 31, 1996, to $3,830,000 at March 31, 1997. Total deposits during the first three months of 1997 increased approximately $505,521 or .66%, from $76,897,761 at December 31, 1996 to $77,403,282 at March 31, 1997. This relatively slow growth in total deposits was due primarily to significant changes in deposit balances maintained by some of the Bank's large depositors. Another factor which has also contributed to the slow growth is the increased competition from other financial institutions which have moved into Paulding County. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth.

Results of Operations
---------------------

Interest Income
---------------

         Interest income for the first three months of 1997 was $1,795,595, representing an increase of $269,891, or 17.69% over the same period in 1996. This increase was primarily attributable to the increase in the Company's total interest earning assets to $74,745,493 for the period ended March 31, 1997 as compared to $64,256,536 for the same period in 1996. The yield on interest-earning assets was 8.92% for the period ended March 31, 1997, as compared to 9.34% for the same period in 1996. Investment securities during the first three months of 1997 increased by approximately $1,009,484, or 4.50% compared to total investment securities held at December 31, 1996.

         Additionally, the Company holds approximately $2,309,135 or 9.86% of its investment portfolio in mortgage-backed securities. These mortgage-backed securities are subject to being prepaid in part or in whole. Because a premium was paid for the purchase of some of these mortgage-backed securities, an accelerated payback can decrease earnings through faster amortization of the premium. Mortgage-backed securities also may be subject to a slowdown in repayments, especially in a rising rate environment. This type of risk, called extension risk, is not significant since the majority of the mortgage-backed securities owned by the Company are variable rate securities or have a final maturity of less than five years. Management monitors the pre-payment risk and extension risk associated with the Company's investments in mortgage-backed securities in an effort to maintain an overall acceptable level of risk.

         Although the Bank loses some interest income due to non-performing assets, defined as loans placed on non-accrual status, real estate acquired through foreclosure, and property acquired through repossession, management considers the Bank's level of non-performing assets to be at an acceptable level. Non-performing assets totaled approximately $80,196, or 0.09% of total assets as of March 31, 1997, as compared to $33,237, or 0.04% of total assets as of December 31, 1996.

Interest Expense
----------------
         Interest expense for the first three months of 1997 increased $120,690, or 20.38% as compared to the same period in 1996. This increase is attributable primarily to the $10,751,285, or 19.75% increase in interest-bearing deposits for that same time period. The Company continues to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). The Company's net interest margin as of March 31, 1997 was 5.20%, as compared to 5.68% as of March 31, 1996, primarily due to the Company's decreased yield on earning assets this year. As market rates have become more competitive on loans due to increased competition, the Company has been forced to reduce its net interest margin to some extent in order to maintain quality asset growth.


Other Income
------------
         Other income increased approximately $49,587, or 19.16%, during the first three months of 1997 as compared to the same period in 1996 primarily due to increased insurance commissions and service charges and fees. Service charges and fee income increased approximately $31,108, or 15.76%, during the first three months of 1997 as compared to the same period in 1996, primarily due to an increase in the number of deposit accounts. Insurance commissions increased approximately $30,756, or 155.63%, during the first three months of 1997 as compared to the same period in 1996 primarily due to income derived from the subsidiary CLC. Consumer finance companies typically sell credit life and automobile liability insurance to many of their customers. Since CLC acquired two additional loan offices after the first quarter of 1996, insurance commissions for the first three months of 1997 contain the income generated by CLC's larger loan portfolio relative to its size as of March 31, 1996.

Other Expenses
--------------
         Other expenses for the first three months of 1997 increased $213,470, or 26.86%, as compared to the first three months of 1996. This increase is attributable primarily to an increase in salaries and employee benefits caused by the (I) Bank's need for additional human resources due to the growing customer base of the Bank, (ii) salary and benefit costs of CLC, and (iii) routine salary increases. Occupancy expense increased by approximately $40,657, or 31.88% for the first three months of 1997 as compared to the same period for 1996, primarily due to increased furniture and equipment expenses at the Bank. Other operating expenses for the first three months of 1997 increased $54,607, or 21.25% as compared to the first three months of 1996, primarily due to payment of directors' fees being initiated at the Company and CLC levels, whereas those directors did not received any fees prior to September 1996. Additionally, the purchase of two CLC offices in April 1996 generated additional expense in the form of amortization of goodwill and a non-compete agreement.

Capital
-------
         The Company is subject to regulatory capital requirements imposed by the Georgia Department of Banking and Finance (the "Department"). The Department has established a minimum level of capital to total assets of 5%, with certain adjustments, on a consolidated basis for bank holding companies. At March 31, 1997, the Company's ratio of capital to total average assets was 8.95%, using the Department's guidelines. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier One capital. Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at March 31, 1997 was 10.65%, and its ratio of Tier One capital to risk weighted assets was 9.40%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at March 31, 1997 was 12.61%, and its ratio of Tier One capital to risk weighted assets was 11.36%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier One capital to total average assets (Tier One leverage ratio) of 4.0% to 5.0%, including the most highly-rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier One leverage ratio required for the most highly- rated banks and bank holding companies with no plans to expand. The Bank substantially exceeds its Tier One leverage ratio requirement with a Tier One leverage ratio of 6.56% as of March 31, 1997. The Company also substantially exceeds its Tier One leverage ratio requirement with a Tier One leverage ratio of 7.70% as of March 31, 1997. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

Liquidity
---------
         Liquidity represents the Company's ability to meet both loan commitments and deposit withdrawals. As of March 31, 1997, the Bank's liquidity ratio (defined as net cash, short term assets, and marketable assets divided by net deposits and short term liabilities) was 32.10%, as compared to 31.34% at March 31, 1996. The Bank maintains two lines of credit to borrow fed funds that total $3,000,000 in order to enhance liquidity. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of that credit opportunity fluctuates based on criteria set by the Federal Home Loan Bank. Additionally, in order to enhance liquidity at the holding company level, the Company has obtained a $2,500,000 revolving credit facility.

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

         Item 6.b Reports on Form 8-K

                  A Form 8-K was filed with the SEC on February 24, 1997. The Form 8-K reported information under Item 5 concerning a letter which was mailed to all stockholders of CTFS from the President of the Company which explained procedures implemented by the Company in an effort to facilitate transactions between interested buyers and interested sellers of Company stock. The Form 8-K also reported information under
                  Item 5 concerning a declaration of dividend by the Company's Board of Directors on February 19, 1997.

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


                        Community Trust Financial Services Corporation
                        ----------------------------------------------
                                        (Registrant)



DATE: May 9, 1997                 /s/Ronnie L. Austin
                                  -------------------
                                  Ronnie L. Austin, President
                                  and Chief Executive Officer
                                  (Duly Authorized Officer)



DATE: May 9, 1997                 /s/Angel J. Byrd
                                  ----------------
                                  Angel J. Byrd
                                  (Principal Accounting Officer)