Form 10-Q
period 1997-06-30
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1997-08-14
CIK 869447

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB


            |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
             -
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

            | |  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                 EXCHANGE ACT


                         COMMISSION FILE NUMBER 0-19030


                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
       (Exact name of small business issuer as specified in its charter)
       -----------------------------------------------------------------


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

                           --------------------------


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   There were 839,264 shares of Common
Stock outstanding as of August 11, 1997.

  Transitional Small Business Disclosure Format (check one): Yes     ; No   X
                                                                 ----    -----

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                   PAGE
NUMBER                                                               NUMBER
------                                                               ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    1.  Consolidated Balance Sheets at June 30, 1997 (unaudited)
        and December 31, 1996 (audited).............................    1


    2.  Consolidated Statements of Earnings for the three months ended June 30, 1997 and June 30, 1996, and the six months
        ended June 30, 1997 and June 30, 1996 (unaudited)...........    2


    3.  Consolidated Statements of Cash Flows for the six months
        ended June 30, 1997 and June 30, 1996 (unaudited)...........    3


    4.  Notes to Consolidated Financial Statements..................    5


Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    6


PART II - OTHER INFORMATION.........................................    9

Item 1. Legal Proceedings...........................................    9

Item 2. Changes in Securities.......................................    9

Item 3. Defaults upon Senior Securities.............................    9

Item 4. Submission of Matters to a Vote of Security Holders.........    9

Item 5. Other Information...........................................   10

Item 6. Exhibits and Reports on Form 8-K............................   10

     Signatures.....................................................   11

          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996

                                    Assets
                                                                June 30,         December 31,
                                                                  1997              1996
                                                               -----------       -----------
                                                               (Unaudited)        (Audited)
Cash and due from banks                                          4,423,093        3,011,164
Federal funds sold                                               1,440,000        7,020,000
                                                                ----------       ----------
   Cash and cash equivalents                                     5,863,093       10,031,164

U. S. Treasury  and other U. S. Government agency securities
  available for sale                                            19,457,192       19,701,854
State, county, and municipal securities available for sale       4,024,779        2,716,836
Other investments                                                  301,100          255,000
Loans                                                           52,343,450       49,425,713
   Less: Allowance for loan losses                                (783,479)        (713,518)
                                                                ----------       ----------
         Loans, net                                             51,559,971       48,712,195

Premises and equipment                                           2,258,597        2,296,111
Accrued interest receivable                                        801,044          757,276
Other real estate and repossessions                                 44,440            3,000
Other assets                                                       773,903          730,182
                                                                ----------       ----------
                                                                85,084,119       85,203,618
                                                                ==========       ==========
                     Liabilities and Stockholders' Equity
Deposits:
   Demand                                                       10,676,878        9,648,648
   Interest-bearing demand                                      17,282,509       17,211,638
   Savings                                                      13,004,359       15,546,932
   Time                                                         22,122,307       21,280,978
   Time, in excess of $100,000                                  13,626,531       13,209,565
                                                                ----------       ----------
         Total deposits                                         76,712,584       76,897,761

Accrued interest payable                                           747,771          805,693
Accrued expenses and other liabilities                             498,353          614,540
                                                                ----------       ----------
         Total liabilities                                      77,958,708       78,317,994

Minority interest                                                    9,374            7,748

Stockholders' equity:
   Common stock, $2.50 par value; 5,000,000 shares
     authorized; 839,264 and 839,164 issued and outstanding      2,098,160        2,097,910
   Additional paid-in capital                                    2,101,939        2,101,401
   Retained earnings                                             2,920,733        2,682,999
   Net unrealized holding loss on
     securities available for sale                                  (4,795)          (4,434)
                                                                ----------       ----------
         Total stockholders' equity                              7,116,037        6,877,876
                                                                ----------       ----------
                                                                85,084,119       85,203,618
                                                                ==========       ==========

The consolidated balance sheet at December 31, 1996 has been taken from the audited financial statements.

See accompanying notes to consolidated financial statements.
                                                                   Page 1 of 11

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                               Three months ended               Six months ended
                                                                    June 30,                        June 30,
                                                               1997          1996              1997          1996
                                                            ----------    ----------        ----------    ----------
Interest income:
   Interest and fees on loans                               $1,503,695    $1,382,065        $2,909,509    $2,574,420
   Interest on federal funds sold                               51,454        26,621           108,215        60,751
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies                278,409       269,487           559,582       544,428
     Other                                                      47,985        29,968            99,832        54,246
                                                            ----------    ----------        ----------    ----------
         Total interest income                               1,881,543     1,708,141         3,677,138     3,233,845

Interest expense:
   Interest on deposits
     Demand                                                     93,811        97,380           188,440       189,662
     Savings                                                    99,999        87,267           204,556       176,526
     Time                                                      318,927       280,349           631,114       556,705
     Time, in excess of $100,000                               196,988       159,816           391,941       294,148
   Interest expense - other                                      5,951        13,171            12,577        13,204
                                                            ----------    ----------        ----------    ----------
         Total interest expense                                715,676       637,983         1,428,628     1,230,245
                                                            ----------    ----------        ----------    ----------
         Net interest income                                 1,165,867     1,070,158         2,248,510     2,003,600

Provision for loan losses                                   $   64,958    $   50,691        $  127,438    $   93,678
                                                            ----------    ----------        ----------    ----------
     Net interest income after
           provision for loan losses                        $1,100,909    $1,019,467        $2,121,072    $1,909,922
                                                            ----------    ----------        ----------    ----------
Other income:
   Service charges and fees                                   $237,519      $199,311          $466,000      $396,684
   Insurance commissions                                        70,300        42,756           120,818        62,518
   Loss on sales of investment securities                            0        (9,437)                0        (8,233)
   Appraisal fees                                               22,251        23,600            42,851        47,455
   Miscellaneous                                                13,228        14,184            22,060        30,834
                                                            ----------    ----------        ----------    ----------
         Total other income                                    343,298       270,414           651,729       529,258

Other expenses:
   Salaries and employee benefits                           $  556,963    $  461,336        $1,085,270    $  871,437
   Occupancy                                                   162,699       133,747           330,882       261,273
   Other operating                                             356,326       310,024           667,948       567,039
                                                            ----------    ----------        ----------    ----------
         Total other expenses                                1,075,988       905,107         2,084,100     1,699,749
                                                            ----------    ----------        ----------    ----------
         Earnings before income taxes                         $368,219      $384,774          $688,701      $739,431
Income taxes                                                   131,810       121,279           239,524       251,772
Minority interest in earnings of consolidated subsidiary         2,761         8,743             1,627         6,839
                                                            ----------    ----------        ----------    ----------
         Net earnings                                       $  233,648    $  254,752        $  447,550    $  480,820
                                                            ==========    ==========        ==========    ==========
Net earnings per common share                               $     0.28    $     0.30        $     0.53    $     0.58
                                                            ==========    ==========        ==========    ==========
Weighted average common shares outstanding                     839,264       835,569           839,244       836,020
                                                            ==========    ==========        ==========    ==========

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                    Six  Months Ended
                                                                  June 30,       June 30,
                                                                   1997            1996
                                                                ----------      ----------
Cash flows from operating activities:
   Net earnings                                                  $447,550        $480,820
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                  165,260         114,738
       Provision for loan losses                                  127,438          93,678
       Net  loss on sale of investment securities                       0           8,233
       Net gain on sale of other real estate                            0          (2,330)
      Net (gain) loss on sale of fixed asset                       (1,000)            628
       Net change in:
         Interest receivable                                      (43,768)        (28,020)
         Interest payable                                         (57,922)         41,254
         Other assets                                            (105,515)       (463,345)
         Accrued expenses and other liabilities                  (114,561)        469,728
                                                             ------------     -----------
       Net cash provided by operating activities                 $417,482        $715,384
                                                             ------------     -----------
Cash flows from investing activities:
   Purchase of investment securities                           (4,348,037)     (6,656,712)
   Proceeds from maturities of investment securities            2,545,000       2,800,000
   Proceeds from sales, calls, and paydowns
     of investment securities                                     762,678       3,900,239
   Purchase of equity securities                                  (46,100)       (205,000)
   Net increase in loans                                       (3,012,579)     (9,722,322)
   Purchase of bank premises and equipment                        (93,310)       (112,480)
   Proceeds from sale of other real estate                              0         102,841
   Improvements to other real estate                                    0          (3,053)
   Proceeds from sale of fixed asset                                1,000           1,800
                                                             ------------     -----------
       Net cash used in investing activities                  ($4,191,348)    ($9,894,687)
                                                             ------------     -----------
Cash flows from financing activities:
   Net change in demand and savings deposits                   (1,443,472)      4,276,234
   Net change in time deposits                                  1,258,295       4,692,608
   Dividends paid                                                (209,816)       (209,125)
   Retirement of stock                                                  0          (7,000)
   Exercise of stock options                                          788             552
                                                             ------------     -----------
       Net cash provided (used) by financing activities         ($394,205)     $8,753,269
                                                             ------------     -----------
Net decrease in cash and cash equivalents                      (4,168,071)       (426,034)
Cash and cash equivalents at beginning of period               10,031,164       5,907,523
                                                             ------------     -----------
Cash and cash equivalents at end of period                     $5,863,093      $5,481,489
                                                             ============     ===========


See accompanying notes to consolidated financial statements.

          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                                        (Unaudited)


                                                                     Six  Months Ended
                                                                  June 30,       June 30,
                                                                   1997           1996
                                                               -----------    -----------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                   1,486,550       1,188,991

   Noncash investing activities:
     Transfers of loans to other real estate                       37,365               0
     Change in unrealized gain/(loss) on securities available
       for sale, net of tax of $2,984 and $107,176                   (361)       (188,287)




See accompanying notes to consolidated financial statements.

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION


                   Notes to Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

     The consolidated financial statements include the accounts of Community Trust Financial Services Corporation (the Company), its wholly-owned subsidiaries, Community Trust Bank (the Bank) and Metroplex Appraisals, Inc. (Metroplex), and its majority-owned subsidiary Community Loan Company (CLC).
All significant intercompany accounts and transactions have been eliminated in consolidation. Effective September 1, 1995, the Company established CLC as a non-bank subsidiary engaged in the consumer finance business in Woodstock, Georgia. Effective April 1, 1996, CLC acquired two additional consumer finance offices located in Rockmart, Georgia, and Rossville, Georgia. The Company owns 75% of CLC's outstanding capital stock. The remaining 25% of CLC's outstanding capital stock is owned by an individual who is employed as President of CLC.
The Company has helped finance the operations of CLC through a revolving line of credit which, at June 30, 1997, had a maximum availability of $1,900,000. Effective May 16, 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish a non-bank subsidiary that engages in the business of selling, leasing, or servicing automated teller machines that provide cash or cash equivalents. The Company owns 49% of the equity in Cash Transactions, LC, ("CT") therefore, the Company's ownership in CT is considered an investment in an unconsolidated subsidiary. The financial data of the Company is not significantly affected by the operations of CT.

     The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of June 30, 1997 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.


2.  Recent Accounting Pronouncements
    --------------------------------

     During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 128 ("SFAS 128"). SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share ("EPS") and requiring the presentation of basic earnings per share, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Early application is not permitted. Upon adoption, restatement of all prior-period EPS data presented is required. Management does not expect this new standard to have a material impact on the earnings per share calculation.


3.  Earnings Per Share
    ------------------

     Earnings per share amounts are based on the weighted average number of shares outstanding during the period.

Item 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                  For the Six Month Period Ended June 30, 1997

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

Financial Condition
-------------------

     Gross loans during the first six months of 1997 increased approximately $2,917,737 or 5.90% over the total gross loans at December 31, 1996, as compared to an increase of $9,715,565, or 24.98%, for the same six month period ended June 30, 1996. Management believes that the decrease in loan growth was due primarily to an increase in competition from other financial institutions which have moved into the Bank's market area, due to changes in laws. Management believes that the large increase in loan growth during the first six months of 1996 was due primarily to an increase in lending personnel. Since CLC operates from three relatively small offices, its gross loans, totaling approximately $1,166,279, or 2.23% of the Company's gross loans, do not significantly affect the financial data analyzed. Although Management anticipates growth in CLC's total loans, the subsidiary will have only a minimal impact on the Company's balance sheet. Management anticipates some continued increase in the Bank's loan growth for 1997 primarily due to its increased marketing efforts which are designed to attract new borrowers in its primary lending area and to provide additional loan products to its existing borrowers. Management continues to strive for increased loan volume while meeting the criteria set by its loan policy.

     The Bank's increase in gross loans for the first six months of 1996 was funded primarily through a decrease in federal funds sold. Federal funds sold decreased by $5,580,000, or 79.49%, from $7,020,000 at December 31, 1996, to
$1,440,000 at June 30, 1997. Total deposits during the first six months of 1997 decreased approximately $185,177 or .24%, from $76,897,761 at December 31, 1996 to $76,712,584 at June 30, 1997. This relatively flat position of total deposits was due primarily to moderate growth in the Bank's core deposits which was offset by a reduction in deposit balances maintained by some of the Bank's large depositors. Another factor which has also contributed to slow deposit growth is the increased competition from other financial institutions which have moved into Paulding County. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth.

Results of Operations
---------------------

Interest Income
---------------

     Interest income for the first six months of 1997 was $3,677,138, representing an increase of $443,293, or 13.71% over the same period in 1996. This increase was primarily attributable to the increase in the Company's total interest earning assets to $76,126,521 for the period ended June 30, 1997 as compared to $70,491,524 for the same period in 1996. The yield on interest-earning assets was 9.02% for the period ended June 30, 1997, as compared to 9.29% for the same period in 1996. This decline in yield was due primarily to a decline in market interest rates. Investment securities during the first six months of 1997 increased by approximately $1,063,281, or 4.74% compared to total investment securities held at December 31, 1996.

     Additionally, the Company holds approximately $2,291,048 or 9.76% of its investment portfolio in mortgage-backed securities. These mortgage-backed securities are subject to being prepaid in part or in whole. Because a premium was paid for the purchase of some of these mortgage-backed securities, an accelerated payback can decrease earnings through faster amortization of the premium. Mortgage-backed securities also may be subject to a slowdown in repayments, especially in a rising rate environment. This type of risk, called extension risk, is not significant since the majority of the mortgage-backed securities owned by the Company are variable rate securities or have a final maturity of less than five years. Management monitors the pre-payment risk and extension risk associated with the Company's investments in mortgage-backed securities in an effort to maintain an overall acceptable level of risk.

     Although the Bank loses some interest income due to non-performing assets, defined as loans placed on non-accrual status, real estate acquired through foreclosure, and property acquired through repossession, management considers the Bank's level of non-performing assets to be at an acceptable level. Non-performing assets totaled approximately $155,317, or 0.18% of total assets as of June 30, 1997, as compared to $33,237, or 0.04% of total assets as of December 31, 1996.

Interest Expense
----------------

     Interest expense for the first six months of 1997 increased $198,383, or 16.13% as compared to the same period in 1996. This increase is primarily attributable to an $8,737,813, or 15.66% increase in average interest-bearing deposits for that same time period. The Company's net interest margin (net interest income divided by average interest-earning assets) as of June 30, 1997 was 5.33%, as compared to 5.61% as of June 30, 1996, primarily due to the Company's decreased yield on earning assets this year. As market rates have become more competitive on loans during the first six months of 1997 due to increased competition, the Company has been forced to reduce its net interest margin to some extent in order to maintain quality asset growth.

Other Income
------------

     Other income increased approximately $122,471, or 23.14%, during the first six months of 1997 as compared to the same period in 1996 primarily due to increased insurance commissions and service charges and fees. Service charges and fee income increased approximately $69,316, or 17.47%, during the first six months of 1997 as compared to the same period in 1996, primarily due to an increase in the number of deposit accounts. Insurance commissions increased approximately $58,300, or 93.25%, during the first six months of 1997 as compared to the same period in 1996 primarily due to income derived from the subsidiary CLC. Consumer finance companies typically sell credit life and automobile liability insurance to many of their customers. Since CLC acquired two additional loan offices after the first quarter of 1996, insurance commissions for the first six months of 1997 contain the income generated by CLC's larger loan portfolio relative to its size as of June 30, 1996.

Other Expenses
--------------

     Other expenses for the first six months of 1997 increased $384,351, or 22.61%, as compared to the first six months of 1996. This increase is attributable primarily to an increase in salaries and employee benefits caused by the (I) Bank's need for additional human resources due to the growing customer base of the Bank, (ii) salary and benefit costs of CLC, and (iii) routine salary increases. Occupancy expense increased by approximately $69,609, or 26.64% for the first six months of 1997 as compared to the same period for 1996, primarily due to increased furniture and equipment expenses at the Bank. Other operating expenses for the first six months of 1997 increased $100,909, or 17.80% as compared to the first six months of 1996, primarily due to payment of directors' fees being initiated at the Company and CLC levels, whereas those directors had served without compensation prior to September 1996.
Additionally, the purchase of two CLC offices in April 1996 generated additional expense in the form of amortization of goodwill and a non-compete agreement.

Capital
-------

     The Company is subject to regulatory capital requirements imposed by the Georgia Department of Banking and Finance (the "Department"). The Department has established a minimum level of capital to total assets of 5%, with certain adjustments, on a consolidated basis for bank holding companies. At June 30, 1997, the Company's ratio of capital to total average assets was 9.28%, using the Department's guidelines. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier One capital.
Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at June 30, 1997 was 11.02%, and its ratio of Tier One capital to risk weighted assets was 9.77%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at June 30, 1997 was 12.90%, and its ratio of Tier One capital to risk weighted assets was 11.65%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier One capital to total average assets (Tier One leverage ratio) of 4.0% to 5.0%, including the most highly-rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier One leverage ratio required for the most highly-rated banks and bank holding companies with no plans to expand. The Bank substantially exceeds its Tier One leverage ratio requirement with a Tier One leverage ratio of 6.80% as of June 30, 1997. The Company also substantially exceeds its Tier One leverage ratio requirement with a Tier One leverage ratio of 8.00% as of June 30, 1997. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

Liquidity
---------

     Liquidity represents the Company's ability to meet both loan commitments and deposit withdrawals. As of June 30, 1997, the Bank's liquidity ratio (defined as net cash, short term assets, and marketable assets divided by net deposits and short term liabilities) was 30.93%, as compared to 27.40% at June 30, 1996. The Bank maintains two lines of credit to borrow fed funds that total $3,000,000 in order to enhance liquidity. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of that credit opportunity fluctuates based on criteria set by the Federal Home Loan Bank. Additionally, in order to enhance liquidity at the holding company level, the Company has obtained a $2,500,000 revolving credit facility.

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Not applicable


Item 2. Changes in Securities
-----------------------------

Not applicable


Item 3. Defaults upon Senior Securities
---------------------------------------

Not applicable


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Company held its Annual Meeting of stockholders on April 16, 1997. Set forth below is a brief description of the matters voted upon at the Annual
Meeting:

   Proposal 1: Proposed amendment to Section 3.2 of Company's Bylaws to provide for the classification of the Company's Board of Directors into three classes with the members of each class being elected for a three year term and with one class being elected each year.

   Proposal 2: Proposed amendment to Section 3.3 of Company's Bylaws to provide for the filling of vacancies occurring in the Company's Board of Directors.

   Proposal 3: Proposal to elect two Directors for terms ending in 1998, three Directors for terms ending in 1999, and three Directors for terms ending in 2000.

   Proposal 4: Proposal to ratify the appointment of Porter, Keadle, Moore, LLP as independent accountants of the Company for the fiscal year ending December 31, 1997.

Set forth below are the voting results from the Annual Meeting with respect to each of the above proposals:

                    Votes Cast  Votes Cast   Votes
                       For      Against      Withheld   Abstentions
                    ----------  ----------   ---------  -----------

     Proposal 1:      454,473     3,400         0          5,630
     -----------

     Proposal 2:      454,573     3,300         0          5,630
     -----------

                               Votes Cast  Votes Cast    Votes
                                  For       Against    Withheld  Abstentions
                               ---------   ---------   --------  -----------

     Proposal 3:
     -----------

     Term Expiring in 1998
     ---------------------
     John Helms                  460,503    3,000           0            0
     C. D. Rampley               460,503    3,000           0            0

     Term Expiring in 1999
     ---------------------
     J. Calvin Earwood           460,503    3,000           0            0
     W. A. Foster III            460,503    3,000           0            0
     Tommie R. Graham, Jr.       414,945   48,558           0            0

     Term Expiring in 2000
     ---------------------
     Ronnie L. Austin            460,503    3,000           0            0
     R. Alan Bullock             460,503    3,000           0            0
     Bobbie P. Cooper            460,503    3,000           0            0

     Proposal 4:                 458,663       40           0        4,800
     -----------


Item 5. Other Information
-------------------------

In April 1997, the Company filed a notice with both the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance (the "Department") of the Company's intention to enter into a joint venture to establish a non-bank subsidiary that would engage in the business of selling, leasing, and/or servicing automated teller machines that provide cash or cash equivalents. The Department and the Federal Reserve approved the venture in May 1997, and the purchase by the Company of 49% of the equity of Cash Transactions, LLC was consummated effective May 16, 1997.

Item 6.a Exhibits
-----------------

Exhibit
Number    Description
------    -----------
  3.2     Bylaws of the Company as amended through April 1997

  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

Item 6.b Reports on Form 8-K
----------------------------

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


                 Community Trust Financial Services Corporation
                 ----------------------------------------------
                                  (Registrant)



DATE: August 11, 1997    /s/Ronnie L. Austin
                         -------------------
                         Ronnie L. Austin, President
                         and Chief Executive Officer
                         (Duly Authorized Officer)



DATE: August 11, 1997    /s/Angel J. Byrd
                         ----------------
                         Angel J. Byrd
                         (Principal Accounting Officer)