Form 10-Q
period 1997-09-30
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1997-11-13
CIK 869447

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB


     [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

     [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                 EXCHANGE ACT


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

                                ---------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   There were 839,264 shares of Common
Stock outstanding as of November 7, 1997.

  Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                                 ---     ---

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                          PAGE
NUMBER                                                                        NUMBER
------                                                                        ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   1.  Consolidated Balance Sheets at September 30, 1997 (unaudited)
       and December 31, 1996 (audited)........................................  1

   2.  Consolidated Statements of Earnings for the three months ended September 30, 1997 and September 30, 1996, and the nine months ended September 30, 1997 and September 30, 1996 (unaudited)............  2

   3.  Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and September 30, 1996 (unaudited)............  3

   4.  Notes to Consolidated Financial Statements.............................  5

Item 2. Management's Discussion and Analysis or Plan of Operation.............  6

PART II - OTHER INFORMATION...................................................  9

Item 1. Legal Proceedings.....................................................  9

Item 2. Changes in Securities and Use of Proceeds.............................  9

Item 3. Defaults upon Senior Securities.......................................  9

Item 4. Submission of Matters to a Vote of Security Holders...................  9

Item 5. Other Information.....................................................  9

Item 6. Exhibits and Reports on Form 8-K......................................  9

        Signatures............................................................ 10

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                          Consolidated Balance Sheets
                   September 30, 1997 and December 31, 1996

                 Assets
                                                 September 30, December 31,
                                                     1997          1996
                                                 ------------  ------------
                                                 (Unaudited)    (Audited)
Cash and due from banks                             3,961,810     3,011,164
Federal funds sold                                  5,630,000     7,020,000
                                                   ----------    ----------
   Cash and cash equivalents                        9,591,810    10,031,164

U. S. Treasury and other U. S. Government
  agency securities available for sale             16,955,365    19,701,854
State, county, and municipal securities
  available for sale                                4,537,323     2,716,836
Other investments                                     301,100       255,000
Loans                                              52,877,913    49,425,713
   Less: Allowance for loan losses                   (806,655)     (713,518)
                                                   ----------    ----------
         Loans, net                                52,071,258    48,712,195

Premises and equipment                              2,199,799     2,296,111
Accrued interest receivable                           787,039       757,276
Other real estate and repossessions                    37,460         3,000
Other assets                                          695,778       730,182
                                                   ----------    ----------
                                                   87,176,932    85,203,618
                                                   ==========    ==========
       Liabilities and Stockholders' Equity
Deposits:
   Demand                                          11,816,741     9,648,648
   Interest-bearing demand                         18,806,807    17,211,638
   Savings                                         11,416,561    15,546,932
   Time                                            21,994,877    21,280,978
   Time, in excess of $100,000                     14,463,118    13,209,565
                                                   ----------    ----------
         Total deposits                            78,498,104    76,897,761

Accrued interest payable                              737,447       805,693
Accrued expenses and other liabilities                551,588       614,540
                                                   ----------    ----------
         Total liabilities                         79,787,139    78,317,994

Minority interest                                       2,161         7,748

Stockholders' equity:
   Common stock, $2.50 par value;
     5,000,000 shares authorized; 839,264 and
     839,164 issued and outstanding                 2,098,160     2,097,910
   Additional paid-in capital                       2,101,939     2,101,401
   Retained earnings                                3,145,497     2,682,999
   Net unrealized gain (loss) on
     securites available for sale, net of tax          42,036        (4,434)
                                                   ----------    ----------
         Total stockholders' equity                 7,387,632     6,877,876
                                                   ----------    ----------
                                                   87,176,932    85,203,618
                                                   ==========    ==========

The consolidated balance sheet at December 31, 1996 has been taken from the audited financial statements.
See accompanying notes to consolidated financial statements.
                                                                   Page 1 of 10

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                                    Three months ended           Nine months ended
                                                                       September 30,                September 30,
                                                                      1997        1996            1997        1996
                                                                   ----------  ----------      ----------  ----------
Interest income:
   Interest and fees on loans                                      $1,564,958  $1,441,584      $4,474,467  $4,016,004
   Interest on federal funds sold                                      40,115      45,967         148,330     106,718
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies                       269,039     234,949         828,621     779,377
     Other                                                             59,232      36,351         159,064      90,597
                                                                   ----------  ----------      ----------  ----------
         Total interest income                                      1,933,344   1,758,851       5,610,482   4,992,696

Interest expense:
   Interest on deposits
     Demand                                                        $  100,555  $  107,839      $  288,995  $  297,501
     Savings                                                           88,360      87,889         292,916     264,415
     Time                                                             323,743     302,350         954,857     859,055
     Time, in excess of $100,000                                      206,379     175,781         598,320     469,929
   Interest expense - other                                             6,689      12,001          19,266      25,205
                                                                   ----------  ----------      ----------  ----------
         Total interest expense                                       725,726     685,860       2,154,354   1,916,105
                                                                   ----------  ----------      ----------  ----------
         Net interest income                                        1,207,618   1,072,991       3,456,128   3,076,591

Provision for loan losses                                              36,633      55,639         164,071     149,317
                                                                   ----------  ----------      ----------  ----------
     Net interest income after
           provision for loan losses                               $1,170,985  $1,017,352      $3,292,057  $2,927,274
                                                                   ----------  ----------      ----------  ----------
Other income:
   Service charges and fees                                        $  232,233  $  207,179      $  698,233  $  603,863
   Insurance commissions                                               61,497      59,108         182,315     121,626
   Loss on sales of investment securities                              (3,219)     (1,618)         (3,219)     (9,851)
   Appraisal fees                                                      27,051      23,950          69,902      71,405
   Miscellaneous                                                       11,890      14,058          33,950      44,892
                                                                   ----------  ----------      ----------  ----------
         Total other income                                           329,452     302,677         981,181     831,935

Other expenses:
   Salaries and employee benefits                                  $  586,144  $  496,161      $1,671,414  $1,367,598
   Occupancy                                                          160,285     140,332         491,167     401,605
   Other operating                                                    378,164     281,041       1,046,112     848,080
                                                                   ----------  ----------      ----------  ----------
         Total other expenses                                       1,124,593     917,534       3,208,693   2,617,283
                                                                   ----------  ----------      ----------  ----------
         Earnings before income taxes                              $  375,844  $  402,495      $1,064,545  $1,141,926
Income taxes                                                          158,292     137,843         397,816     389,615
Minority interest in earnings (loss) of consolidated subsidiary        (7,213)        548          (5,586)      7,387
                                                                   ----------  ----------      ----------  ----------
         Net earnings                                              $  224,765  $  264,104      $  672,315  $  744,924
                                                                   ==========  ==========      ==========  ==========
Net earnings per common share                                      $     0.27  $     0.32      $     0.80  $     0.89
                                                                   ==========  ==========      ==========  ==========
Weighted average common shares outstanding                            839,264     835,797         839,250     835,945
                                                                   ==========  ==========      ==========  ==========
   Dividends per common share                                      $     0.00  $     0.00      $     0.25  $     0.25
                                                                   ==========  ==========      ==========  ==========

See accompanying notes to consolidated financial statements.

          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
              Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                 Nine  Months Ended
                                                             September 30, September 30,
                                                                 1997          1996
                                                             ------------  ------------
Cash flows from operating activities:
   Net earnings                                               $   672,315   $   744,924
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                  261,157       193,819
       Provision for loan losses                                  164,071       149,317
       Net  loss on sale of investment securities                   3,219         9,852
       Net gain on sale of other real estate                            0        (1,330)
      Net gain on sale of fixed asset                              (1,000)       (1,422)
       Net change in:
         Interest receivable                                      (29,763)       25,992
         Interest payable                                         (68,246)       62,815
         Other assets                                             (79,201)     (484,437)
         Accrued expenses and other liabilities                   (68,539)      530,480
                                                              -----------   -----------
       Net cash provided by operating activities              $   854,013   $ 1,230,010
                                                              -----------   -----------
Cash flows from investing activities:
   Purchase of investment securities                           (4,845,782)   (8,863,275)
   Proceeds from maturities of investment securities            3,045,000     4,860,000
   Proceeds from sales, calls, and paydowns
     of investment securities                                   2,821,777     4,823,184
   Purchase of equity securities                                  (46,100)     (205,000)
   Net increase in loans                                       (3,560,499)   (9,987,160)
   Purchase of bank premises and equipment                       (100,078)     (185,302)
   Proceeds from sale of other real estate                              0       101,841
   Improvements to other real estate                                    0        (3,053)
   Proceeds from sale of fixed asset                                1,000         3,850
                                                              -----------   -----------
       Net cash used in investing activities                  $(2,684,682)  $(9,454,915)
                                                              -----------   -----------
Cash flows from financing activities:
   Net change in demand and savings deposits                     (367,109)    4,312,586
   Net change in time deposits                                  1,967,452     5,764,872
   Dividends paid                                                (209,816)     (209,125)
   Retirement of stock                                                  0        (7,000)
   Exercise of stock options                                          788         6,772
                                                              -----------   -----------
       Net cash provided by financing activities              $ 1,391,315   $ 9,868,105
                                                              -----------   -----------
Net decrease in cash and cash equivalents                        (439,354)    1,643,200
Cash and cash equivalents at beginning of period               10,031,164     5,907,523
                                                              -----------   -----------
Cash and cash equivalents at end of period                    $ 9,591,810   $ 7,550,723
                                                              ===========   ===========


See accompanying notes to consolidated financial statements.





                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                                  (Unaudited)

                                                                 Nine  Months Ended
                                                             September 30,  September 30,
                                                                 1997           1996
                                                             -------------  -------------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                   2,222,600     1,853,290

   Noncash investing activities:
     Transfers of loans to other real estate                       37,365             0
     Change in unrealized gain/(loss) on securities available
       for sale, net of tax of $25,670 and $63,725                 46,470      (117,272)


See accompanying notes to consolidated financial statements.

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION


                   Notes to Consolidated Financial Statements

1.  Basis of Presentation
    ---------------------

     The consolidated financial statements include the accounts of Community Trust Financial Services Corporation (the Company), its wholly-owned subsidiaries, Community Trust Bank (the Bank) and Metroplex Appraisals, Inc. (Metroplex), and its majority-owned subsidiary Community Loan Company (CLC).
All significant intercompany accounts and transactions have been eliminated in consolidation. Effective September 1, 1995, the Company established CLC as a non-bank subsidiary engaged in the consumer finance business in Woodstock, Georgia. Effective April 1, 1996, CLC acquired two additional consumer finance offices located in Rockmart, Georgia, and Rossville, Georgia. The Company owns 75% of CLC's outstanding capital stock. The remaining 25% of CLC's outstanding capital stock is owned by an individual who is employed as President of CLC.
The Company has helped finance the operations of CLC through a revolving line of credit which, at September 30, 1997, had a maximum availability of $1,900,000. Effective May 16, 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish a non-bank subsidiary that engages in the business of selling, leasing, or servicing automated teller machines that provide cash or cash equivalents. The Company owns 49% of the equity in Cash Transactions, LLC, ("CT") therefore, the Company's ownership in CT is considered an investment in an unconsolidated subsidiary. The financial data of the Company is not significantly affected by the operations of CT.

     The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of September 30, 1997 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.


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

     In June 1997, the FASB issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements will be effective for fiscal years beginning after December 15, 1997. The management of the Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

3.  Earnings Per Share
    ------------------

     Earnings per share amounts are based on the weighted average number of shares outstanding during the period.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

               For the Nine Month Period Ended September 30, 1997

     Management's discussion and analysis of financial condition and results of operations analyzes the material changes in the consolidated balance sheets and statements of earnings presented herein for Community Trust Financial Services Corporation (the Company). Unless otherwise indicated, the term Company includes Community Trust Bank (the Bank), Metroplex Appraisals, Inc. (Metroplex), and Community Loan Company (CLC). Metroplex, located in Dallas, Georgia, is a wholly-owned non-bank subsidiary of the Company which performs appraisals of real and personal property. CLC is a majority-owned subsidiary which is engaged in the consumer finance business with offices in Woodstock, Georgia, Rockmart, Georgia, and Rossville, Georgia. The financial data analyzed herein is not significantly affected by the operations of Metroplex or CLC. Management anticipates that Metroplex and CLC will have only a minimal impact on the Company's earnings and performance during 1997.

Financial Condition
-------------------

     Gross loans during the first nine months of 1997 increased approximately $3,452,200 or 6.98% over the total gross loans at December 31, 1996, as compared to an increase of $9,970,812, or 25.63%, for the same nine month period ended September 30, 1996. Management believes that the decrease in loan growth was due primarily to an increase in competition from other financial institutions which have moved into the Bank's market area. Management believes that the large increase in loan growth during the first nine months of 1996 was due primarily to an increase in lending personnel. Since CLC operates from three relatively small offices, its gross loans, totaling approximately $1,222,734 at September 30, 1997, or 2.31% of the Company's gross loans, do not significantly affect the financial data analyzed. Although management anticipates growth in CLC's total loans, management anticipates that CLC will have only a minimal impact on the Company's balance sheet. Management anticipates some continued increase in the Bank's loan growth for the remainder of 1997 primarily due to its increased marketing efforts which are designed to attract new borrowers in its primary lending area and to provide additional loan products to its existing borrowers. Management continues to strive for increased loan volume while meeting the criteria set by its loan policy.

     The Bank's increase in gross loans for the first nine months of 1997 was funded primarily through an increase in deposits. Total deposits during the first nine months of 1997 increased approximately $1,600,343 or 2.08%, from $76,897,761 at December 31, 1996 to $78,498,104 at September 30, 1997. A factor which has contributed to the relatively moderate deposit growth is the increased competition from other financial institutions which have moved into Paulding County. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth. The Bank's increase in gross loans for the first nine months of 1997 was also funded through a decrease in federal funds sold. Federal funds sold decreased by $1,390,000, or 19.80%, from $7,020,000 at December 31, 1996, to $5,630,000 at September 30, 1997.

Results of Operations
---------------------

Interest Income
---------------

     Interest income for the first nine months of 1997 was $5,610,482, representing an increase of $617,786, or 12.37% over the same period in 1996. This increase was primarily attributable to a 10.22% increase in the Company's total interest earning assets to $80,301,701 for the period ended September 30, 1997 as compared to $71,853,611 for the same period in 1996. The yield on interest-earning assets was 9.60% for the period ended September 30, 1997, as compared to 9.30% for the same period in 1996. This increase in yield was due primarily to an increase in market interest rates. Investment securities during the first nine months of 1997 decreased by approximately $926,002, or 4.13% compared to total investment securities held at December 31, 1996.

     Additionally, the Company holds approximately $2,235,230 or 10.40% of its investment portfolio in mortgage-backed securities. These mortgage-backed securities are subject to being prepaid in part or in whole. Because a premium was paid for the purchase of some of these mortgage-backed securities, an accelerated payback can decrease earnings through faster amortization of the premium. Mortgage-backed securities also may be subject to a slowdown in repayments, especially in a rising rate environment. This type of risk, called extension risk, is not significant since the majority of the mortgage-backed securities owned by the Company are variable rate securities or have a final maturity of less than five years. Management monitors the pre-payment risk and extension risk associated with the Company's investments in mortgage-backed securities in an effort to maintain an overall acceptable level of risk.

     Although the Company loses some interest income due to non-performing assets, defined as loans placed on non-accrual status, real estate acquired through foreclosure, and property acquired through repossession, management considers the Company's level of non-performing assets to be at an acceptable level. Non-performing assets totaled approximately $208,745, or 0.24% of the Company's total assets as of September 30, 1997, as compared to $33,237, or 0.04% of the Company's total assets as of December 31, 1996. The Company's non-performing assets as of September 30, 1997 are comprised of $171,285 in loans placed on non-accrual status and $37,460 in real estate acquired through foreclosure, as compared to its non-performing assets as of December 31, 1996, which were comprised of $30,237 in loans placed on non-accrual status and $3,000 in property acquired through repossession. No material loss is anticipated on non-accrual or restructured loans, therefore no specific reserves or writedowns were considered necessary by management as of September 30, 1997. While there are no specific reserves for the loans designated as non-accrual and restructured, those loans were rated as either substandard or doubtful by the Bank's internal rating system. A reserve is carried in the Bank's general allowance for loan loss in an amount equal to 15% of the balance of any loans classified as substandard and 50% of the balance of any loans classified as doubtful.

     The Bank has no accruing loans which are contractually past due ninety days or more as of September 30, 1997, as compared to $4,605 in such delinquent loans as of December 31, 1996. The Bank has one restructured loan with a balance of $11,990 as of September 30, 1997, as compared to its balance of $18,090 as of December 31, 1996. CLC has delinquent loans which are contractually past due ninety days or more totaling $63,616, as compared to $92,202 as of December 31, 1996. Management considers the totals of delinquent loans at the Bank and CLC to be at acceptable levels at this time; however, it is recognized that factors such as a downturn in the local economy could cause levels of delinquent and non-performing assets to rise.

Interest Expense
----------------

     Interest expense for the first nine months of 1997 increased $238,249, or 12.43% as compared to the same period in 1996. This increase in interest expense occurred despite a $567,750, or .84%, decrease in interest-bearing deposits for that same time period, primarily as a result of the Company's higher cost of funds resulting from higher market interest rates. As a result of increases in market interest rates, the Company found it necessary to increase rates paid on deposits but continued to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). The Company's net interest margin as of September 30, 1997 was 5.96%, as compared to 5.58% as of September 30, 1996.

Other Income
------------

     Other income increased approximately $149,246, or 17.94%, during the first nine months of 1997 as compared to the same period in 1996 primarily due to increased insurance commissions and service charges and fees. Service charges and fee income increased approximately $94,370, or 15.63%, during the first nine months of 1997 as compared to the same period in 1996, primarily due to an increase in the number of deposit accounts. Insurance commissions increased approximately $60,689, or 49.90%, during the first nine months of 1997 as compared to the same period in 1996 primarily due to income derived from the subsidiary CLC. Consumer finance companies typically sell credit life and automobile liability insurance to many of their customers. Since CLC acquired two additional loan offices after the first quarter of 1996, insurance commissions for the first nine months of 1997 include commissions generated by CLC's two additional offices for a full nine months. Insurance commissions are generated by these two offices for only six months during the period ended September 30, 1996.

Other Expenses
--------------

     Other expenses for the first nine months of 1997 increased $591,410, or 22.60%, as compared to the first nine months of 1996. This increase is attributable primarily to an increase in salaries and employee benefits caused by the (i) Bank's need for additional human resources due to the growing customer base of the Bank, (ii) salary and benefit costs of CLC, and (iii) routine salary increases. Occupancy expense increased by approximately $89,562, or 22.30% for the first nine months of 1997 as compared to the same period for 1996, primarily due to increased furniture and equipment depreciation expense at the Bank. Other operating expenses for the first nine months of 1997 increased $198,032, or 23.35% as compared to the first nine months of 1996, primarily due to payment of directors' fees being initiated at the Company and CLC levels. Prior to 1997, directors of the Company and CLC had served without compensation. Additionally, the purchase of two CLC offices in April 1996 generated additional expense in the form of amortization of goodwill and a non-compete agreement.

Capital
-------

     The Company is subject to regulatory capital requirements imposed by the Georgia Department of Banking and Finance (the "Department"). The Department has established a minimum level of capital to total assets of 5%, with certain adjustments, on a consolidated basis for bank holding companies. At September 30, 1997, the Company's ratio of capital to total average assets was 9.47%, using the Department's guidelines. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier One capital.
Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at September 30, 1997 was 11.37%, and its ratio of Tier One capital to risk weighted assets was 10.12%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at September 30, 1997 was 13.12%, and its ratio of Tier One capital to risk weighted assets was 11.88%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier One capital to total average assets (Tier One leverage ratio) of 4.0% to 5.0%, including the most highly-rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier One leverage ratio required for the most highly-rated banks and bank holding companies with no plans to expand. The Bank substantially exceeds its Tier One leverage ratio requirement with a Tier One leverage ratio of 7.07% as of September 30, 1997. The Company also substantially exceeds its Tier One leverage ratio requirement with a Tier One leverage ratio of 8.20% as of September 30, 1997. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

Liquidity
---------

     Liquidity represents the Company's ability to meet both loan commitments and deposit withdrawals. As of September 30, 1997, the Bank's liquidity ratio (defined as net cash, short term assets, and marketable assets divided by net deposits and short term liabilities) was 33.22%, as compared to 31.28% at September 30, 1996. The Bank maintains two lines of credit to borrow fed funds that total $3,000,000 in order to enhance liquidity. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of that credit opportunity fluctuates based on criteria set by the Federal Home Loan Bank. Additionally, in order to enhance liquidity at the holding company level, the Company has obtained a $2,500,000 revolving credit facility.

                 COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings
      -------------------------

      Not applicable


      Item 2. Changes in Securities and Use of Proceeds
      -------------------------------------------------

      Not applicable


      Item 3. Defaults upon Senior Securities
      ---------------------------------------

      Not applicable

      Item 4. Submission of Matters to a Vote of Security Holders
      -----------------------------------------------------------

      Not applicable

      Item 5. Other Information
      -------------------------

      Not applicable

      Item 6.a Exhibits
      -----------------

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


                 Community Trust Financial Services Corporation
                 ----------------------------------------------
                                  (Registrant)



DATE: November 7, 1997   /s/ Ronnie L. Austin
                         ---------------------------------
                         Ronnie L. Austin, President
                         and Chief Executive Officer
                         (Duly Authorized Officer)



DATE: November 7, 1997   /s/ Angel J. Byrd
                         ---------------------------------
                         Angel J. Byrd
                         (Principal Accounting Officer)