Form 10KSB
period 1997-12-31
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1998-03-31
CIK 869447

                   U. S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-KSB

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________________ to _______________

                        COMMISSION FILE NUMBER 0-19030

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                (Name of small business issuer in its charter)
                ----------------------------------------------

        Georgia                                            58-1856582
(State of incorporation)                                (I.R.S. Employer
                                                         Identification No.)

                  3844 ATLANTA HIGHWAY, HIRAM, GEORGIA 30141
                  ------------------------------------------
              (Address of principal executive offices)(Zip Code)

                                (770) 445-1014
                (Issuer's telephone number including area code)
                          --------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $2.50 par value
                               (Title of Class)
                          ---------------------------
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES  X  NO
     ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the Registrant's fiscal year ended December 31, 1997, total $8,834,375.

The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on March 17, 1998 was $10,424,383. There were 842,008 shares of Common Stock outstanding as of March 17, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Company's 1997 Annual Report to Stockholders are incorporated by reference in Part II hereof, and portions of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on April 15, 1998 are incorporated by reference in Part III hereof.

     Transitional Small Business Disclosure Format (check one): Yes    ; No X
                                                                    ---    ---

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS
                               -----------------
ITEM                                                                 PAGE
NUMBER                                                               NUMBER
------                                                               ------
                                    PART I

   1.       Description of Business....................................   2

   2.       Description of Property....................................  36

   3.       Legal Proceedings..........................................  37

   4.       Submission of Matters to a Vote of
            Security Holders...........................................  37

   4(A).    Executive Officers of the Company
            and the Bank...............................................  37


                                    PART II

   5.    Market for Common Equity and
         Related Stockholder Matters..................... .............  39

   6.    Management's Discussion and Analysis
         or Plan of Operation..........................................  39

   7.    Financial Statements..........................................  40

   8.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...........................  40


                                   PART III


   9.     Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act............................  40

   10.    Executive Compensation.......................................  41

   11.    Security Ownership of Certain Beneficial Owners
          and Management...............................................  41

   12.    Certain Relationships and Related Transactions...............  41

   13.    Exhibits and Reports on Form 8-K.............................  41

          Signatures...................................................  44

          Index of Exhibits............................................  46

                                    PART I
                                    ------


ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

OVERVIEW
--------

THE COMPANY

     Community Trust Financial Services Corporation (the Company) was incorporated under the laws of the State of Georgia at the direction of Community Trust Bank (the Bank) for the purpose of becoming a bank holding company for the Bank. On February 22, 1991, following the receipt of all requisite corporate and regulatory approvals, the Bank became a wholly-owned subsidiary of the Company, and the shareholders of the Bank became shareholders of the Company, with the same proportional interests in the Company as they previously held in the Bank (the Reorganization). Following the Reorganization, the Bank has continued its business operations as a Georgia-chartered commercial bank under the same name, articles of incorporation and bylaws.

     The primary activity of the Company currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank. As a bank holding company, the Company is intended to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws. The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.

     While the Company may seek in the future to acquire additional banks or bank holding companies or to engage in other activities appropriate for bank holding companies under appropriate circumstances as permitted by law, the Company currently has no plans, understandings or agreements concerning any other activities other than as described below. The results of operations and financial condition of the Company for the foreseeable future, therefore, will be determined primarily by the results of operations and financial condition of the Bank.

THE BANK

     The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction
loans.   Funds not invested in the loan portfolio are invested by the Bank primarily in U.S. Government and agency obligations and obligations of various states and their political subdivisions. In addition to deposits, sources of funds for the Bank's loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, and sales of its investment securities. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses. Management of the Bank currently anticipates that the Bank will open a loan production office in Cobb County, Georgia in the second quarter of 1998. While management expects that the opening of this office will enhance the Bank's ability to originate loans, management does not believe that the opening of the loan production office will have a material effect on the Bank or the Company.

OTHER SUBSIDIARIES

     In addition to the Bank, the Company has invested in three non-bank subsidiaries: Community Loan Company (CLC); Cash Transactions, LLC (CashTrans); and Metroplex Appraisals, Inc. (Metroplex). These subsidiaries historically have not had and, during 1998, are not expected to have, a significant effect on the financial condition or results of operations of the Company.

     In 1995, the Company established CLC as a non-bank subsidiary for the purpose of engaging in the consumer finance business. CLC is structured as a joint venture with the Company as majority owner of 75% of CLC's outstanding capital stock. The remaining 25% of CLC's outstanding capital stock is owned by an individual who serves as President of CLC. CLC's first office began operations in September 1995, in Woodstock, Georgia, and CLC acquired two consumer finance offices on April 1, 1996, in Rockmart, Georgia and Rossville, Georgia, respectively. CLC has entered into a definitive agreement to acquire a consumer finance office located in Gainesville, Georgia.

     In 1997, the Company participated in the establishment of CashTrans. CashTrans is a limited liability company that is owned 49% by the Company and 51% by an individual who serves as Chairman of CashTrans. CashTrans is engaged in the business of providing retail establishments (primarily convenience stores) with automated teller machines that are owned by CashTrans and that dispense cash or cash equivalents. CashTrans engages in this business in Georgia, Florida, South Carolina and Alabama.

     In 1992, the Company established Metroplex as a non-bank subsidiary for the purpose of performing appraisals of real and personal property for the Bank as well as other entities, such as financial institutions, mortgage companies and insurance companies. Metroplex is located in Dallas, Georgia. Since Metroplex represents less than 5% of the Company's consolidated assets and consolidated net earnings, the financial condition and results of operations of the Company are not significantly affected by the operations of Metroplex.


BUSINESS OF THE COMPANY
-----------------------

     The Company's earnings depend primarily on the Bank's "net interest income," which is the difference between the interest income it receives from its assets (primarily its loans and other investments) and the interest expense (or "cost of funds") which it pays on its liabilities (primarily its deposits). Net interest income is a function of (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the "interest rate spread" or "net interest spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank adheres to an asset and liability management strategy which is intended to control the impact of interest rate fluctuations upon the Company's earnings and to make the yields on the Bank's loan portfolio and other investments more responsive to its cost of funds, in part by more closely matching the maturities of its interest-earning assets and its interest-bearing liabilities, while still maximizing net interest income. Nevertheless, the Bank is and will continue to be affected by changes in the levels of interest rates and other factors beyond its control.

     Unless specifically noted below, the following information is presented on a consolidated basis reflecting the Company's performance as a whole. The Company's results of operations are dependent primarily upon the results of operations of the Bank, but also are affected, although not significantly, by the operations of CLC, CashTrans and Metroplex. The information hereinafter set forth as it relates generally to the "Company's" interest-earning assets, loans and interest income includes CLC's loans, or interest income attributable to such loans. However, where such information specifically refers to the "Bank" or refers to specific categories of the Company's interest-earning assets other than consumer loans, it does not include loans held by CLC. Similarly, references generally to the "Company's" interest-bearing liabilities, interest expense, non-interest income and non-interest expense include CLC and Metroplex unless such references are specifically to the "Bank."

     For the fiscal years ended December 31, 1997 and 1996, the Company's weighted average rate earned on all interest-earning assets was 9.58% and 9.63%, respectively, and the Company's weighted average rate paid on all interest-bearing liabilities for the same years was 4.40% and 4.41%, respectively. The Company's interest rate spread for the years ended December 31, 1997 and 1996 therefore was 5.17% and 5.23%, respectively, and its net interest income for such years was $4,719,701 and $4,187,352, respectively. For fiscal 1997, the Company recorded net income of $1,038,807 or $1.24 basic earnings per share as compared with net income of $1,057,884 or $1.26 basic earnings per share for fiscal 1996. The decrease in net income was due primarily to a 19.09% increase in other expenses that resulted largely from an increase in salary and employee benefits. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                                          Years Ended December 31,
                                                         ---------------------------
                                                           1997      1996     1995
                                                         --------  --------  -------
      Net Interest Margin (Net interest
       income divided by average interest-
       earning assets)                                      5.93%     5.89%    5.66%

      Return on Average Assets
       (Net income divided by average
       total assets)...................................     1.19%     1.39%    1.37%

      Return on Average Equity
       (Net income divided by
       average equity).................................    14.44%    16.65%   17.01%

      Equity-to-Assets (Average equity
       divided by average total assets)................     8.27%     8.32%    8.06%

      Loans to Deposits (Average
       loans divided by average
       daily deposits).................................    67.75%    65.94%   62.31%

      Dividend Payout Ratio (Dividends
       declared by the Company divided by net income)..    20.20%    19.77%   23.58%

NET INTEREST INCOME
-------------------

          The following table sets forth information with respect to interest income from average interest-earning assets, expressed both in dollars and yields, and interest expense on average interest-bearing liabilities, expressed both in dollars and rates, for the periods indicated. The table includes loan yields which reflect the amortization of deferred loan origination and commitment fees. Interest income from investment securities includes the accretion of discounts and amortization of premiums.

                                                         Years Ended December 31,
                             -----------------------------------------------------------------------------
                                              1997                                   1996
                             ------------------------------------   --------------------------------------
                                            Interest      Average                   Interest     Average
                               Average       Income/      Yield/      Average       Income/      Yield/
                               Balance     Expense(1)      Rate       Balance     Expense(1)      Rate
                             -----------  -------------  ---------  -----------  -------------  --------
ASSETS

Interest-earning assets:
  Loans(1)(2)..............  $52,395,119  $6,075,240        11.60%  $46,043,727  $5,462,059       11.86%
  Investment securities
     Taxable...............   18,771,145   1,114,266         5.94%   18,508,042   1,051,039        5.68%
     Tax-exempt(3).........    4,051,859     197,710         4.88%    2,404,861     114,474        4.76%
  Federal funds sold.......    4,395,506     243,198         5.53%    4,163,525     221,396        5.32%
                             -----------  ----------        -----   -----------  ----------       -----
Total interest-earning
 assets....................  $79,613,629  $7,630,414         9.58%  $71,120,155  $6,848,968        9.63%

Cash and other assets......    7,360,685                              6,533,382
                             -----------                            -----------

     Total assets..........  $86,974,314                            $77,653,537
                             ===========                            ===========

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities:
Deposits
   NOW accounts............  $ 9,058,370  $  165,008         1.82%  $ 8,728,202  $  194,491        2.23%
   Money market accounts...    8,170,372     232,547         2.85%    7,747,518     216,441        2.79%
   Savings deposits........   13,017,166     391,036         3.00%   12,200,662     375,845        3.08%
   Time deposits, $100,000
    and over...............   13,584,221     817,029         6.01%   11,321,593     663,640        5.86%
   Time deposits, other....   21,879,936   1,276,223         5.83%   19,834,342   1,173,908        5.92%
                             -----------  ----------        -----   -----------  ----------       -----
     Total
      interest-bearing
      deposits.............  $65,710,065  $2,881,843         4.39%  $59,832,317  $2,624,325        4.39%

Other interest-bearing
 liabilities...............      340,317      25,281         7.43%      489,934      37,291        7.61%
Long-term debt.............       46,164       3,589         8.00%            0           0        0.00%
                             -----------  ----------        -----   -----------  ----------       -----
     Total
      interest-bearing
      liabilities..........  $66,096,546  $2,910,713         4.40%  $60,322,251  $2,661,616        4.41%

Other liabilities:
  Demand deposits..........  $11,626,615                            $ 9,991,772
  Accrued interest payable
   and other liabilities.......2,058,989                                985,766
                              -----------                            -----------
     Total other
      liabilities..........   13,685,604                             10,977,538

        Total liabilities..  $79,782,150                            $71,299,789

Stockholders' equity.......    7,192,164                              6,353,748

    Total liabilities
    and stockholders'
     equity................  $86,974,314                            $77,653,537
                             ===========                            ===========

FINANCIAL RATIOS

Excess of interest-earning
assets over interest-
bearing liabilities........  $13,517,083                            $10,797,904
                             ===========                            ===========

Ratio of interest-earning
 assets to interest-bearing
  liabilities..............                                120.45%                               117.90%

Net interest income........               $4,719,701                            $ 4,187,352
                                          ==========                            ===========

Interest rate spread
 (differencebetween rate earned on
  interest-earning assets and rate
  paid on interest-bearing liabilities).............         5.18%                                 5.22%

Net interest margin (net
 interest
 income divided by average
 interest-earning assets)..                                  5.93%                                 5.89%



                                     Years Ended December 31,
                               -----------------------------------
                                                1995
                               -----------------------------------
                                             Interest     Average
                                 Average     Income/      Yield/
                                 Balance     Expense(1)   Rate
                               -----------  -------------  -------
ASSETS

Interest-earning assets:
  Loans(1)(2)..............    $36,660,129  $4,307,281      11.69%
  Investment securities
     Taxable...............     17,834,704     984,611       5.52%
     Tax-exempt(3).........      1,784,584      79,363       4.45%
  Federal funds sold.......      3,291,110     192,222       5.84%
                               -----------  ----------      -----
Total interest-earning
 assets....................    $59,570,527  $5,563,477       9.30%

Cash and other assets......      4,983,549
                               -----------

     Total assets..........    $64,554,076
                               ===========

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities:
Deposits
   NOW accounts............    $ 6,949,988  $  179,261       2.58%
   Money market accounts...      7,014,853     216,839       3.09%
   Savings deposits........     12,064,705     436,236       3.62%
   Time deposits, $100,000
    and over...............      7,698,395     409,190       5.32%
   Time deposits, other....     16,442,425     926,137       5.63%
                               -----------  ----------      -----
     Total
      interest-bearing
      deposits.............    $50,170,366  $2,167,663       4.32%

Other interest-bearing
 liabilities...............         11,507         790       6.87%
Long-term debt.............              0           0       0.00%
                               -----------  ----------      -----
     Total
      interest-bearing
      liabilities..........    $50,181,873  $2,168,453       4.32%

Other liabilities:
  Demand deposits..........    $ 8,593,281
  Accrued interest payable
   and
   other liabilities.......        574,520
                               -----------
     Total other
      liabilities..........      9,167,801

        Total liabilities..    $59,349,674

Stockholders' equity.......      5,204,402

    Total liabilities
    and stockholders'
     equity................    $64,554,076
                               ===========

FINANCIAL RATIOS

Excess of interest-earning
assets over interest-
bearing liabilities........    $ 9,388,654
                               ===========

Ratio of interest-earning
 assets
 to interest-bearing
  liabilities..............                                118.71%

Net interest income........                $ 3,395,024
                                            ==========

Interest rate spread
 (difference
 between rate earned on
  interest-
 earning assets and rate
  paid on
 interest-bearing
  liabilities).............                                  4.98%

Net interest margin (net
 interest
 income divided by average
 interest-earning assets)..                                  5.66%

(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $811,805, $763,558, and $549,535, for the fiscal years ended December 31, 1997, 1996, and 1995, respectively.
(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.
(3) The average yield computed on tax-exempt securities is computed using actual yields rather than tax-equivalent yields.

     The following table sets forth information regarding the weighted average contractual yields earned on the Company's interest-earning assets and the weighted average interest rates paid on the Company's interest-bearing liabilities outstanding at December 31, 1997. Investment securities are shown at the carrying value, which is the fair market value for securities held available for sale, and the amortized cost for securities held to maturity.

                                                                  Average
                                                      Amount     Yield/Rate
                                                      ------     ----------
Interest-earning assets:

  Loans.........................................  $ 57,188,857       11.74%
  Investment securities
    Taxable securities..........................    17,826,801        5.67%
    Tax-exempt securities.......................     5,194,210        4.73%
  Federal funds sold............................     4,510,000        5.45%
                                                     ---------        -----
      Total interest-earning assets.............  $ 84,719,868        9.62%

Interest-bearing liabilities:

  Demand deposits...............................  $ 12,105,179        0.00%
  NOW accounts..................................     9,710,739        1.72%
  Money market accounts.........................     8,933,508        2.89%
  Savings deposits..............................    14,808,283        3.06%
  Time deposits.................................    22,230,949         4-6%
                                                    14,192,445         6-8%

  Total certificates of deposit.................    36,423,394        5.94%
                                                    ----------        -----
    Total deposits..............................  $ 81,981,103        4.33%

  Long term debt................................       800,000        8.00%
  Other interest-bearing liabilities............        50,000        6.00%
    Total interest-bearing liabilities..........  $ 82,781,103        4.35%


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


                                           Year Ended December 31,            Year Ended December 31,
                                            1997 Compared to 1996              1996 Compared to 1995
                                          -------------------------          -------------------------
                                                     Rate/      Net                    Rate/        Net
                                        Volume       Yield     Change      Volume      Yield       Change
                                        ------       -----     ------      ------      -----       ------
Interest income:
 Loans (1)(2)........................  $738,838   ($125,657)  $613,181   $1,112,767  $  42,011   $1,154,778
 Investment securities (3)...........   108,945      37,518    146,463       71,522     30,017      101,539
 Federal funds sold..................    12,625       9,177     21,802       47,543    (18,369)      29,174
                                         ------       -----     ------       ------    -------       ------
  Total interest income..............  $860,408    ($78,962)  $781,446   $1,231,832  $  53,659   $1,285,491

Interest expense:
 NOW accounts........................     7,127     (36,610)   (29,483)      41,791    (26,561)      15,230
 Money market accounts...............    11,978       4,128     16,106       21,513    (21,911)        (398)
 Savings deposits....................    24,697      (9,506)    15,191        4,864    (65,255)     (60,391)
 Time deposits, $100,000 and over....   135,688      17,701    153,389      208,832     45,618      254,450
 Time deposits, other................   119,531     (17,217)   102,314      198,837     48,934      247,771
                                        -------     -------    -------      -------     ------      -------
  Total deposits.....................  $299,021    ($41,504)  $257,517   $  475,837   ($19,175)  $  456,662

 Other interest-bearing liabilities..    (7,739)       (681)    (8,420)      36,406         95       36,501
                                         ------        ----     ------       ------         --       ------


   Total interest expense............   291,282     (42,185)   249,097      512,243    (19,080)     493,163
                                        -------     -------    -------      -------    -------      -------

Net interest income (expense)........  $569,126    ($36,777)  $532,349     $719,589    $72,739     $792,328


 ___________
(1) Loan amounts include nonaccruing loans.

(2) Interest income includes the portion of loan fees recognized in the respective periods.

(3) Changes due to rate and volume on investment securities have been computed using actual yields on tax-exempt securities rather than tax-equivalent yields. Yields are computed on the carrying value of the securities.



     The following table sets forth the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1997. The time periods in the table represent the period, following December 31, 1997, during which an asset or liability matures or can be repriced. This interest sensitivity gap table is designed to monitor the Company's interest rate risk exposure within the designated time period. In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations. The Company's policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 10.00% to positive 10.00% in the time period of one year or less. The following table reflects that the Company's interest-earning assets and interest-bearing liabilities which reprice in the time period of one year or less are closely matched and within the Company's policy guidelines.


                                             0 to 3        4 to 6        7 to 12        1 to 5        Over 5
                                             Months        Months        Months         Years         Years         Total
                                             ------        ------        -------        ------        ------        -----
Interest Sensitive Assets
-------------------------
Fed Funds Sold........................  $ 4,510,000           -0-           -0-           -0-           -0-   $ 4,510,000
Investment Securities
   Taxable (1)........................    2,372,207       664,681     1,525,754    12,451,565       812,594    17,826,801
   Tax-exempt (1).....................          -0-           -0-       250,974     1,461,193     3,482,043     5,194,210
Loans (2)
   Fixed rate.........................    3,631,835     1,520,843       756,226       211,766           -0-     6,120,670
   Adjustable rate....................   25,551,791     1,477,700       707,077       209,052           -0-    27,945,620
   Scheduled payments.................    4,343,221     2,276,492     4,170,152    11,801,957       138,410    22,730,232
                                        -----------   -----------   -----------   -----------   -----------   -----------

Total Interest-Sensitive Assets.......  $40,409,054   $ 5,939,716   $ 7,410,183   $26,135,533   $ 4,433,047   $84,327,533
                                        ===========   ===========   ===========   ===========   ===========   ===========

Interest Sensitive Liabilities
------------------------------
NOW...................................  $ 9,710,739           -0-           -0-           -0-           -0-   $ 9,710,739
Money Market..........................    8,933,508           -0-           -0-           -0-           -0-     8,933,508
Savings...............................   14,808,283           -0-           -0-           -0-           -0-    14,808,283
Time Deposits.........................    5,063,813     4,630,932     5,662,517     6,232,018           -0-    21,589,280
Time, in excess of $100,000...........    4,901,321     1,327,957     2,992,309     5,612,527           -0-    14,834,114
Other interest-bearing liabilities....          -0-        50,000           -0-           -0-           -0-        50,000
Long-term debt........................      800,000           -0-           -0-           -0-           -0-       800,000
                                        -----------   -----------   -----------   -----------   -----------   -----------

Total Interest Sensitive Liabilities..  $44,217,664   $ 6,008,889   $ 8,654,826   $11,844,545   $       -0-   $70,725,924
                                        ===========   ===========   ===========   ===========   ===========   ===========

Interest Sensitivity Gap..............   (3,808,610)      (69,173)   (1,244,643)   14,290,988     4,433,047    13,601,609
Cumulative Gap........................   (3,808,610)   (3,877,783)   (5,122,426)    9,168,562    13,601,609

Ratio of cumulative gap to total
   interest sensitive assets..........       (4.52)%       (4.60)%       (6.07)%        10.87%        16.13%


-----------------
(1) All investment securities are shown at the carrying value.

(2) Non-performing loans are not included as interest-earning assets.



LENDING ACTIVITIES
------------------

GENERAL

      At December 31, 1997, the Company's loan portfolio constituted approximately 61.32% of the Company's total assets. The following table sets forth the composition of the Company's loan portfolio at the indicated dates.


                                                At December 31,
                                 -----------------------------------------
                                       1997                   1996
                                 ------------------     ------------------
                                 Amount     Percent     Amount     Percent
                                 ------     -------     ------     -------
Commercial, financial,
 and agricultural...........  $ 7,765,358    13.58%  $ 5,840,546    11.82%

Real estate - construction..    8,308,349    14.53%    7,274,577    14.72%

Real estate - mortgage......   30,833,493    53.91%   26,936,164    54.50%

Consumer loans..............   10,281,657    17.98%    9,374,426    18.96%
                               ----------    -----     ---------    ------

Total loans.................  $57,188,857   100.00%  $49,425,713   100.00%
                              ===========   ======   ===========   =======


     The following table sets forth certain information as of December 31, 1997 regarding loans in the Company's loan portfolio with fixed interest rates and with floating or adjustable interest rates. All loans with floating or adjustable interest rates reprice at least annually based upon changes in a "prime" interest rate or other specified index.


                                      Fixed-Rate               Floating or Adjustable Rate
                               -------------------------       ---------------------------
                                              Percent of                       Percent of
                                Amount        Portfolio          Amount        Portfolio
                               --------       ----------         ------        ----------
Commercial, financial
and agricultural............  $ 5,640,835       9.86%         $ 2,124,523        3.71%

Real estate - construction..    1,141,951       2.00%           7,166,398       12.53%

Real estate - mortgage......   12,631,798      22.09%          18,201,695       31.83%

Consumer....................   10,243,218      17.91%              38,439         .07%
                               ----------      ------              ------         ----

    Total...................  $29,657,802      51.86%         $27,531,055       48.14%
                              ===========      =====          ===========       =====


     At December 31, 1997, the total amount of loans due after one year which had fixed rates of interest was $15,885,673, while the total amount of loans due after one year with floating or adjustable rates of interest was $16,394,920.

     The following table sets forth the scheduled maturities of the loans in the Company's loan portfolio as of December 31, 1997 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.


                                          Loans Maturing
                                ------------------------------------
                                Less Than   One to Five   More than
                                One Year       Years     Five Years      Total
                                --------    -----------  -----------   ---------
Commercial, financial
and agricultural.............  $ 3,522,267  $ 2,492,826  $ 1,750,265  $ 7,765,358

Real estate - construction..     8,308,349            0            0    8,308,349

Real estate - mortgage.......    8,920,808    8,922,252   12,990,433   30,833,493

Consumer loans...............    4,156,840    6,075,702       49,115   10,281,657
                                 ---------    ---------       ------   ----------

    Total....................  $24,908,264  $17,490,780  $14,789,813  $57,188,857
                               ===========  ===========  ===========  ===========


TYPES OF LOANS

Commercial, Financial, and Agricultural Loans

     Commercial, financial, and agricultural loans, hereinafter referred to as commercial loans (including non-real estate loans for agricultural purposes but excluding commercial construction loans), totaled approximately $7,765,358 or 13.58% of the Company's loan portfolio at December 31, 1997. All commercial loans are held in the Bank's loan portfolio. These loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The terms of the Bank's commercial loans generally range from three months to seven years, and the loans generally carry interest rates which adjust in accordance with changes in the prime rate. Substantially all of the Bank's commercial loans are secured and guaranteed by the principals of the business.

     Loans secured by marketable equipment are required to be amortized over a period not to exceed 84 months. Generally, loans secured by current assets such as inventory or accounts receivable are revolving lines of credit with annual maturities, however, loans made for permanent working capital and secured by inventory or accounts receivable are required to be amortized over a period not to exceed 60 months. Loans secured by chattel mortgages and accounts receivable may not exceed 80% of their market value. Loans secured by listed stocks, municipal bonds and mutual funds may not exceed 75% of their market value. Unsecured short-term loans and lines of credit must meet criteria set by the Bank's Loan Committee. All loans in excess of $10,000 must be supported by current financial statements, and such financial statements must be updated annually. Commercial loans generally entail a greater credit risk than residential mortgage loans but also provide a higher yield than residential mortgage loans and add diversity to the loan portfolio.

Real Estate - Construction Loans

     Approximately $8,308,349 or 14.53% of the Company's loans outstanding at December 31, 1997 were construction loans and acquisition and development loans. All construction and acquisition and development loans are held in the Bank's loan portfolio. The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale. The majority of the Bank's construction loans are made to residential real estate developers for speculative single-family residential properties. Construction loans are usually variable rate loans made for terms of six months, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. Construction loans are limited to 85% of the appraised value of the lot and the completed value of the proposed structure. In response to competitive conditions, the Bank permits a portion of its single family residential construction loans extended to builders to be made without commitments for "take-out" or permanent financing from third parties.

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

     The Bank's underwriting criteria are designed to evaluate and minimize the risk of each construction loan. Among other items, the Bank considers evidence of the availability of permanent financing or a take-out commitment to the borrower, the financial strength and reputation of the borrower, an independent appraisal and review of cost estimates, market conditions, and, if applicable, the amount of the borrower's equity in the project, pre-construction sale or leasing information and cash flow projections of the borrower.

Real Estate - Mortgage Loans

     At December 31, 1997, real estate - mortgage loans totaled approximately $30,833,493 or 53.91% of the Company's loan portfolio. Real estate - mortgage loans include all loans secured by real estate for purposes other than construction or aquisition and development and are hereinafter referred to as
real estate loans.   All real estate loans are held in the Bank's loan
portfolio. Of this amount, approximately $12,067,065 or 21.10% of the Company's loan portfolio was comprised of loans secured by one to four family residential properties, including home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of home improvement). Most of these home equity loans are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10-15 year period. Another product called the "Community Equity Line" is offered by the Bank which allows consumers to borrow with low closing costs on the equity in their homes. This product is a variable rate revolving line of credit, having an outside maturity of 5 years with 1.5% of the average daily balance due monthly. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

     In the case of owner occupied single family residences, real estate loans are made for up to 85% of the value of the property securing the loan, based upon an appraisal if the loan amount is over $25,000. When the loan is secured by real estate containing a non-owner occupied dwelling of one to four family units, loans generally are made for up to 80% of the value, based upon an appraisal IF the loan amount is over $25,000. The Bank also requires title insurance to insure the priority of the property lien on its real estate loans over $25,000 and requires fire and casualty insurance on all of its loans.

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

     At December 31, 1997, the remainder of the real estate loan portfolio, approximately $18,766,428 or 32.81% of the Company's loan portfolio, was comprised of non-farm nonresidential real estate loans (including commercial real estate loans and loans secured by raw land).


Consumer Loans

     At December 31, 1997, consumer loans totaled approximately $10,281,657 or 17.98% of the Company's loan portfolio. Approximately $8,863,432 or 86.21% of these loans are held in the Bank's loan portfolio, with the remainder held in CLC's loan portfolio.

     The Bank makes both secured and unsecured consumer loans for a variety of personal and household purposes. Most of the Bank's consumer loans are automobile loans, boat loans, property improvement loans and loans to depositors on the security of their certificates of deposit. These loans are generally made for terms of up to five years at fixed interest rates. The Bank considers consumer loans to involve a relatively high credit risk compared to real estate loans. Consumer loans, therefore, generally yield a relatively high return to the Bank and provide a relatively short maturity. The Bank believes that the generally higher yields and the shorter terms available on various types of consumer loans tend to offset the relatively higher risk associated with such loans, and contribute to a profitable spread between the Bank's average yield on earning assets and the Bank's cost of funds.

     At December 31, 1997, consumer loans held in CLC's loan portfolio totaled approximately $1,418,225 or 2.48% of the Company's loan portfolio. CLC, a consumer finance company, makes loans for up to $3,000 with original maturities of up to three years under the Georgia Industrial Loan Act (GILA). The Company considers these loans to involve a relatively high credit risk compared to other loans in the Company's portfolio. These consumer loans generally yield a higher return to the Company than consumer loans originated by the Bank. The Company believes that the generally higher yields on CLC's loan portfolio offset the higher risk associated with such loans and contribute to a profitable spread between the Company's yield on earning assets and the Company's cost of funds.

     In May 1996, the Bank began to issue MasterCard and VISA credit cards to applicants who meet the Bank's credit standards. The credit approval policy is similar to that which the Bank uses for any consumer loan customer. As of December 31, 1997, credit card loans totaled approximately $1,127,266, or 1.97% of the Company's gross loan portfolio. The Bank considers credit card loans to involve a relatively high credit risk compared to other types of loans offered by the Bank, even though management considers its credit approval policy to be conservative. Credit card loans, therefore, generally yield a relatively high return to the Bank. The Bank believes that the generally higher yields available on credit card loans tend to offset the relatively higher risk associated with such loans, and contribute to a profitable spread between the Bank's average yield on earning assets and the Bank's cost of funds.

ORIGINATION, PURCHASE AND SALE OF LOANS

     The Bank originates loans primarily in Paulding County, Georgia. The Bank also originates loans in Cobb, Douglas, and Bartow Counties, each of which is adjacent to Paulding. Loans are originated by eight loan officers who operate from the Bank's offices in Hiram and Dallas, Georgia. These loan officers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others. The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices. Management of the Bank currently anticipates that the Bank will open a loan production office in Cobb County, Georgia in the second quarter of 1998. Management expects to have one lender who will originate loans from the Cobb location.

     Upon receipt of a loan application and all required supporting information from a prospective borrower, the Bank obtains a credit report and verifies specific information relating to the loan applicant's employment, income and creditworthiness. For significant extensions of credit, a certified appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. The Bank's loan officers then analyze the credit worthiness of the borrower and the value of any collateral involved.

     The Bank's loan approval process is intended to be conservative but also responsive to customer needs. Loans are approved in accordance with the Bank's written loan policy, which provides for several tiers of approval authority, based on a borrower's aggregate debt with the Bank. The President, the Executive Vice President, the Senior Vice-President of Asset Quality, and the Vice-President have the authority to approve loans of up to $50,000. All other loan officers have the authority to approve secured loans of up to $35,000. There is a Loan Committee comprised of the senior officers of the Bank which must approve any loan that increases the borrower's aggregate indebtedness above an individual officer's limit, but that is not more than $100,000. The Loan Committee of the Board of Directors, comprised of the President and five non-employee Directors, must approve all loans over $100,000, and all lending relationships where a borrower's aggregate indebtedness to the Bank exceeds $100,000.

     From time to time, the Bank may participate in loans with other financial institutions by either buying or selling part of a loan. The purchase of a loan participation allows the Bank to expand its loan portfolio and increase profitability while still maintaining the high credit standards which are applied to all extensions of credit made by the Bank. The sale of loan participations allows the Bank to make larger loans which it otherwise would be unable to make due to capital or other funding considerations. For 1997 and 1996, the Bank sold loan participations of approximately $4,317,244 and $1,230,200 respectively, and purchased loan participations of approximately $2,104,279 and $400,000, respectively.

     CLC originates loans primarily in Cherokee, Polk, and Walker Counties, which are all located in northwest Georgia. Loans are originated by nine lenders who operate from CLC's offices in Rockmart, Georgia, Rossville, Georgia, and Woodstock, Georgia. These lenders actively solicit loan applications from existing customers. CLC also originates loans through a conditional sales contract program with two retailers at this time. CLC intends to expand the program with similar arrangements through other retailers. All loans made through this program must meet CLC's ordinary credit standards. CLC receives numerous loan applications as a result of customer referrals and walk-ins to its offices. CLC has entered into a definitive agreement to acquire a consumer finance office located in Gainesville, Georgia. Upon consummation of this transaction, management of CLC expects to have two lenders operating from this office.

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

     The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans. For the year ended December 31, 1997, the Bank recognized origination, commitment and other loan fees totaling $575,498, which equaled 12.19% of the Company's net interest income for such year. For the years ended December 31, 1997 and 1996, the Bank recognized origination, commitment and other loan fees totaling $651,219 and $537,630, respectively, which equaled 15.55% and 15.84%, respectively, of the Company's net interest income for such years.

     CLC receives miscellaneous fee income from late payment charges, loan fees, maintenance fees, and miscellaneous services related to its existing loans. For the year ended December 31, 1997, CLC recognized loan fees totaling $236,307, which equaled 5.01% of the Company's net interest income for such year. For the year ended December 31, 1996, CLC recognized loan fees totaling $186,010, which equaled 4.44% of the Company's net interest income for such year.

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

     The Bank's loan portfolio is periodically reviewed by the Bank's management to identify deficiencies and to take corrective actions as necessary. As discussed below, each of the Bank's loans is assigned a rating in accordance with the Bank's internal loan rating system and is reviewed monthly to update its rating in accordance with the performance of the loan. All past due loans are reviewed weekly by the Bank's senior lending officers and monthly by the Loan Committee of the Board of Directors, and all loans classified as substandard or doubtful, as well as any "special mention" loans, are reviewed at least monthly by the Loan Committee. In addition, all loans to a particular borrower are reviewed, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. Such reviews include, but are not limited to, the ability of the borrower to repay the loan, a re-assessment of the borrower's financial condition, the value of any collateral and the estimated potential loss to the Bank, if any.

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

     The Bank's collection procedures provide that when a loan becomes 10 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 60 days and no legal action is required. In certain circumstances, the Bank, for a fee, may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs. The Bank has no restructured loans as of December 31, 1997. Generally, the Bank stops accruing interest on delinquent loans when payment is in arrears for 90 days (unless the obligation is both well secured and in the process of collection) or when collection otherwise becomes doubtful. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action. In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession. Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold and is carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Accounting standards define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent writedowns are provided by a charge to income through losses on other real estate in the period in which the need arises.

     The Bank attempts to sell real estate owned promptly after foreclosure, and it sold approximately $37,045 of its real estate owned due to loan foreclosures during the year ended December 31, 1997. The book value of real estate owned that was sold by the Bank during the year ended December 31, 1997 totaled approximately $37,365. As of December 31, 1997, there was no real estate owned as a result of foreclosure.

     CLC's loan portfolio is periodically reviewed by CLC's management to identify deficiencies and to take corrective actions as necessary. All past due loans are reviewed daily by each CLC Office Manager and monthly by CLC's President. CLC's Board of Directors reviews the total loans considered over 90 days delinquent in their bi-monthly meetings. The Board compares delinquency rates on an office-by-office basis. CLC's collection procedures provide that when a loan becomes 5 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 90 days and no legal action is required. Generally, when an account reaches 90 to 120 days with no payment collected in that time frame, notice will be mailed to the customer stating that CLC is taking legal action against them unless the account is brought to a current status within 10 days. If the customer does not respond within that time frame, CLC typically will file suit against the parties involved in the local Magistrate Court. Generally, CLC's policy is to charge off any loan on which CLC has not received a payment in 6 months. Management may determine that a loan is in the process of collection and, therefore, the past due loan does not have to be charged off. CLC's loans which are past due 90 days or more total approximately $97,196 as of December 31, 1997, as compared to $92,202 as of December 31, 1996.

     The following table sets forth information regarding the Company's delinquent and nonperforming assets as of the dates indicated.

                                                 At December 31,
                                               --------------------
                                                 1997       1996
                                               ---------  ---------
Accruing loans which are contractually
  past due 90 days or more:

    Commercial, financial, and agricultural..       -0-        -0-
    Real estate - construction...............       -0-        -0-
    Real estate - mortgage...................  $ 80,381   $ 37,365
    Consumer.................................    97,406     99,283
                                               --------   --------


      Total..................................  $177,787   $136,648
                                               ========   ========

Ratio of delinquent but accruing loans to:

      Total loans............................       .31%       .28%
      Total assets...........................       .19%       .16%


Nonaccruing loans:

  Commercial, financial, and agricultural....  $ 37,650   $ 23,850
  Real estate - construction.................       -0-        -0-
  Real estate - mortgage.....................   154,313        432
  Consumer loans.............................   200,372      5,955
                                               --------   --------

      Total..................................  $392,335   $ 30,237
                                               ========   ========

Real estate acquired through foreclosure.....  $    -0-   $    -0-

Property acquired through repossession.......  $  1,500   $  3,000

Ratio of nonperforming assets to:

Total loans and real estate acquired
through foreclosure and repossessions........       .69%       .07%

Total assets.................................       .43%       .04%


     The Bank recorded interest income on the nonaccruing loans listed above for the fiscal year ended December 31, 1997 of approximately $10,818. The gross interest income that would have been recorded during the fiscal year ended December 31, 1997 if the nonaccruing loans listed above had been current in accordance with their original terms would have been approximately $23,677.

Allowance for Loan Losses

     The allowance or reserve for possible loan losses is a means of absorbing future losses which could be incurred from the current loan portfolio. Both the Bank and CLC maintain an allowance for possible loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

     The Bank maintains a general allowance equal to approximately 1.50% of the total principal amount of loans outstanding (less the total principal amount of loans outstanding that are secured by certificates of deposit), and management adjusts the general allowance monthly by charges or credits to income in response to changes in the outstanding loan balance. Management also may establish specific loan loss allowances for specific loans after considering such factors as past delinquencies on the loan, the value of the underlying collateral and the size of the loan. The Bank began a special allowance in 1996 equal to 4% of the outstanding balances in its credit card portfolio, in acknowledgment of the risk related with this type of credit product. As of December 31, 1997 management was not aware of any specific loan problems which necessitated a specific loan loss allowance. A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the general allowance for loan losses as of December 31, 1997 is adequate to absorb possible losses from loans currently in the portfolio.

     CLC maintains a general allowance for possible loan losses, in addition to the fact that a majority of the loans in CLC's portfolio are insured in case of default by the borrower. CLC may be reimbursed for any covered loan balance which goes into default. CLC's Board of Directors reviews the general allowance for loan loss on a quarterly basis to review its adequacy in covering any future losses that may be sustained by CLC.

     The following table summarizes the Company's loan loss experience for the periods indicated.


                                                Years Ended December 31,
                                               -------------------------

                                                   1997          1996
                                                   ----          ----
Average loans................................  $52,395,119   $46,043,727

Allowance for possible loan losses,
 beginning of the period.....................      713,518       583,306

Charge-offs for the period:
    Commercial, financial, and agricultural..        7,459   $     1,092
    Real estate - construction...............          -0-           -0-
    Real estate - mortgage...................          752           -0-
    Consumer.................................      137,614        89,171
                                               -----------   -----------

     Total charge-offs.......................  $   145,825   $    90,263
                                               -----------   -----------

Recoveries for the period:
    Commercial, financial, and agricultural..  $     8,734   $     1,318
    Real estate - construction...............          -0-           -0-
    Real estate - mortgage...................          787         1,613
    Consumer.................................       47,748        19,703
                                               -----------   -----------

     Total recoveries........................  $    57,269   $    22,634
                                               -----------   -----------

    Net charge-offs for the period...........  $    88,556   $    67,629
                                               ===========   ===========

Provision for loan losses....................  $   204,270   $   197,841

Allowance for possible loan losses,
  end of the period..........................  $   829,232   $   713,518

Ratio of allowance for loan losses to
  total average loans outstanding............         1.58%         1.55%

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period..............          .17%          .15%


     In addition to the Bank's loan rating system for problem assets described above (see Problem Loans, above), the Bank has established a loan rating system for all categories of loans which assists management and the Board of Directors in determining the adequacy of the Bank's allowance for loan losses. Each loan in the Bank's portfolio is assigned a rating which is reviewed by management periodically to ensure its continued suitability. An exception is made in the case of (i) monthly installment loans which are grouped together by delinquency status such as over 10, 30, 60, or 90 days past due and (ii) problem assets which are rated as substandard, doubtful, or loss as discussed above. All other loans are assigned a rating of excellent, good, or moderate. The total amount of loans in each of these loan rating categories is weighted by a factor that management believes reasonably reflects losses that can be anticipated with respect to loans in each of these categories. Based on these weightings, the Bank's management establishes an allowance for loan losses that is reviewed by its Board of Directors each month.

     The following table sets forth the Company's allocation of the allowance for loan losses as of December 31, 1997 and 1996.


                                                  At December 31, 1997                  At December 31, 1996
                                            ------------------------------       ----------------------------------
                                                            Percent of loans                       Percent of loans
                                                            in each category                       in each category
Balance at end of period applicable to         Amount        to total loans         Amount          to total loans
--------------------------------------         ------        --------------         ------          ---------------

Commercial, financial, and agricultural.....  $ 76,141           13.58%            $ 72,811              11.82%
Real estate - construction..................    40,045           14.53%              66,193              14.72%
Real estate - mortgage......................   221,962           53.91%             237,943              54.50%
Consumer....................................   124,424           17.98%             105,956              18.96%
Unallocated.................................   366,660             N/A              230,615                N/A
                                              --------          ------             --------             ------

     Total..................................  $829,232          100.00%            $713,518             100.00%
                                              ========          ======             ========             ======

INVESTMENT ACTIVITIES
---------------------

     Interest earned on investments in securities, on interest-bearing deposits in other banks and on federal funds sold provides the second largest source of revenues for the Company after interest on loans, constituting $1,555,174 or 17.60% of total interest and other income for the year ended December 31, 1997. The Company's investment portfolio totaled approximately $23,322,111 or 25.38% of total assets at December 31, 1997. The entire investment portfolio is held by the Bank. The portfolio is designed to enhance liquidity while providing acceptable rates of return. Bank policy limits securities investments to securities having a rating of no less than "BAA" by Moody's Investors Service, Inc. or "BBB" by Standard and Poor's Corporation.

     The following table sets forth the carrying value of the Bank's investments at the dates indicated. All securities held are available for sale and are carried at fair market value.


                                                        At December 31,
                                                    ------------------------
                                                       1997         1996
                                                    -----------  -----------

      U.S. Government and agency
        obligations...............................  $17,826,801  $19,701,854
      Other bonds, notes, debentures
        and securities............................      301,100      255,000
      States & political subdivisions tax-exempt..    5,194,210    2,716,836
                                                    -----------  -----------

         Total....................................  $23,322,111  $22,673,690
                                                    ===========  ===========

     The following table sets forth the amortized cost value of the Bank's investments at December 31, 1997, the weighted average yields on the Bank's investments at December 31, 1997 and the periods to maturity of the Bank's investments from December 31, 1997.



                                                 Periods to Maturity from December 31, 1997
                                 -----------------------------------------------------------------------
                                     1 year or less              1 - 5 years             5 - 10 years        Over 10 years
                                 ----------------------    -----------------------   -------------------   ------------------
                                             Weighted                   Weighted              Weighted             Weighted
                                             Average                    Average               Average              Average
                                  Amount      Yield/(1)/   Amount        Yield/(1)/  Amount    Yield/(1)/  Amount   Yield/(1)/
                                  ------     ----------    ------       ----------   ------   ----------   ------  ---------
U. S. Government
  agencies ..................   $2,886,171       6.06%    $ 5,141,983      6.05%       $-0-      -0-   $  911,989       3.98%
U. S. Treasuries ............          -0-        -0-       6,815,948      6.10%        -0-      -0-          -0-        -0-
U. S. Government agencies -
mortgage-backed .............          -0-        -0-         623,314      4.58%    241,195     5.43%   1,206,201       5.96%
Tax-exempt
  municipal bonds ...........      250,000       6.45%      1,577,812      7.29%    481,130     7.22%   2,885,268       8.35%
Other bonds, notes, de-
  bentures, and securities...      301,100       7.92%            -0-       -0-         -0-       -0-          -0-        -0-
                                   -------       ----     -----------    ------    --------   -------   ----------     ------

   Total.....................   $3,437,271       6.26%    $14,159,057      6.14%   $722,325     6.62%  $5,003,458       7.06%
                                ==========                ===========              ========            ==========

--------------------
  (1)The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.


     The following table sets forth, as of December 31, 1997, the aggregate estimated fair market value, which is the carrying value, of the securities of issuers in which the aggregate estimated fair market value of the Company's investment exceeds 10% of the Company's stockholders' equity.


                                               Estimated Aggregate
                                                Fair Market Value
                                               At December 31, 1997
                                               --------------------

Federal Home Loan Bank.......................        $3,000,058
Federal National Mortgage Association........         4,724,458
Federal Home Loan Mortgage Corporation.......         1,662,657
Paulding County Municipal Bonds (1)..........         2,403,600

----------------
(1) Generally, municipal bonds held by the Company are insured by a private, third-party insurer for the full amount of principal and interest due.


SOURCES OF FUNDS
----------------

GENERAL

     Time, money market, savings and demand deposits are the major source of the Company's funds for lending and other investment purposes. All deposits are held by the Bank. In addition, the

Company obtains funds from loan principal repayments and proceeds from sales of loan participations and investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and sales of loan participations and investment securities are significantly influenced by prevailing interest rates, economic conditions and the Company's asset and liability management strategies. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer term basis to support expanded lending activities and for other general business purposes. Additionally, in 1997, the Company established a $2,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia. The Company received $800,000 in proceeds from this note payable during 1997. As of March 2, 1998, the Company had $900,000 in borrowings outstanding under this facility.

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

     The following table sets forth the composition of deposits for the Company, excluding accrued interest payable, by type of account and weighted average interest rate for the years ended December 31, 1997 and December 31, 1996.


                                           1997                                  1996
                          ---------------------------------         ----------------------------------
                          Interest                                  Interest
Type of Account             Rate       Amount      Percent            Rate       Amount       Percent
---------------             -----    -----------   --------           -----    -----------    --------
Demand deposits...........   -0-     $12,105,179     14.77%            -0-     $ 9,648,648      12.55%
NOW accounts..............  1.72%      9,710,739     11.85%           1.89%      8,757,099      11.39%
Money market deposits.....  2.89%      8,933,508     10.90%           2.88%      8,454,539      10.99%
Savings deposits..........  3.06%     14,808,283     18.06%           3.17%     15,546,932      20.22%
Time deposits.............  5.94%     36,423,394     44.42%           5.91%     34,490,543      44.85%
                            ----     -----------    ------            ----     -----------     ------

          Total deposits..  4.33%    $81,981,103    100.00%           4.35%    $76,897,761     100.00%
                            ====     ===========    ======            ====     ===========     ======

     The following table sets forth the amount of time deposits maturing in the periods indicated at December 31, 1997.


                                Amount Maturing
               ---------------------------------------------
                 Within       Within      Within      After
                 1 Year      2 Years     3 Years     3 Years       Total
                 ------      -------     -------     -------       -----

4% - 6%....  $18,609,085  $3,333,216  $  288,648  $      -0-  $22,230,949
6% - 8%....    5,969,765   2,466,180   2,713,111   3,043,389   14,192,445



     The following table sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 1997.

                                        Time Deposits
                                        $100,000 or more
                                        ----------------

3 months or less......................       $ 4,901,321
Over 3 months through 6 months........         1,327,596
Over 6 months through 12 months.......         2,992,309
Over 12 months........................         5,612,528
                                             -----------
   Total outstanding..................       $14,834,114
                                             ===========

BORROWINGS

     The Bank has not borrowed any funds to date, although the Bank has available two term federal funds lines of credit with correspondent banks, in the amounts of $2,000,000 and $1,000,000, respectively. In addition, the Bank has the right to borrow from the Federal Reserve Bank of Atlanta if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of credit available from the Federal Home Loan Bank of Atlanta fluctuates based on criteria set by that institution. Additionally, the Company's $2,500,000 line of credit with The Bankers Bank is intended to enhance the Company's liquidity. At December 31, 1997, a total of $800,000 had been drawn and was outstanding under the Company's line of credit with The Bankers Bank.

RETAIL SERVICES

     The Bank provides its customers with a variety of retail banking services. The Bank is a member of the HONOR(R) and CIRRUS(R) systems of automated tellers and point of sale terminals, which provide Bank customers with access to HONOR(R) and CIRRUS(R) services throughout the world. The Bank maintains three full-service ATMs and 21 Mini-ATM locations throughout its market area. These Mini-ATMs issue scrip, instead of cash, which may be redeemed by the customer only at the establishment where the Mini-ATM is located. The Bank also provides (in addition to the lending and deposit services described above) a variety of checking accounts, savings programs, night depository services, safe deposit facilities and credit card plans (MasterCard and VISA).

Securities Brokerage And Insurance Services
-------------------------------------------

     The Bank makes securities brokerage execution services available to its customers through PrimeVest Financial Services, Inc. at commissions which are up to 50% less than standard brokerage commissions. Beginning in January, 1998, the Bank began affording its customers access to a broad range of insurance and investment-related services, including insurance needs analysis, retirement and estate planning alternatives, money management strategies and college tuition and other savings options. These services are being provided through Robert B. Maxwell, III, an independent, state-licensed insurance agent. Mr. Maxwell is an independent contractor affiliated with Massachusetts Mutual Life Insurance Company.

Competition
-----------

     Based on total assets of approximately $89,607,990 at December 31, 1997, the Bank is presently one of the smaller financial institutions with offices in Paulding County. The Bank faces strong competition for deposits and loans from five other financial institutions, two of which are community banks that expanded their services from adjacent Cobb County into Paulding County in 1996. Two of the larger financial institutions have greater resources and lending limits than the Bank, and have several branch offices. A federal credit union owned by the employees of a local public utility company also has opened a branch in Paulding County. Since credit unions are not subject to income taxes in the way that commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also competes for deposits and loans with commercial banks and thrift institutions in metropolitan Atlanta, some of which are affiliated with large regional financial institutions. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

     The Bank competes for deposits principally by offering depositors a variety of deposit programs with competitive interest rates, quality service and convenient locations and hours. The Bank competes for loans by offering competitive interest rates and loan fees, timely processing and quality service. The Bank believes that its relatively small size permits it to offer more personalized services than many of its competitors.

     The competitive pressures among commercial banks, thrift institutions and other financial services entities have increased significantly in recent years and are expected to continue to do so. The establishment of money market accounts and the elimination of rate controls for interest rates paid on deposits in the early 1980s, for example, have increased the competition for deposits and tend to increase the Bank's cost of funds, especially during periods of high interest rates.

     Within Georgia, competition among financial institutions is increasing due to a number of factors including, but not limited to, the acquisition of Georgia-based financial institutions by out-of-state financial institutions. With regard to interstate transactions, recently enacted federal legislation permits interstate bank acquisitions, without regard to conflicting state laws which purport to restrict or prohibit such acquisitions. See "Supervision and Regulation--Other Legislation" below. Additionally, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) amended the federal Bank Holding Company Act of 1956 (the BHCA) to permit the acquisition of healthy savings institutions by bank holding companies. Prior to FIRREA, bank holding companies could acquire only troubled thrifts. As a result of FIRREA, Georgia-based thrift institutions may now be acquired by bank holding companies headquartered in Georgia or out-of-state.

     In addition to facing increased competition from out-of-state financial institutions, Georgia-based financial institutions are now likely to face increased competition from other Georgia-based banks. The Georgia legislature enacted legislation which, effective July 1, 1996, allowed Georgia-based banks to branch into up to three counties in addition to the county in which their main office is located. This same legislation will eliminate all branching restrictions, thereby permitting unrestricted state-wide branching, effective July 1, 1998.

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

EMPLOYEES
---------

     As of December 31, 1997, the Bank had 52 full-time and 20 part-time employees, Metroplex had two full-time employees and one part-time employee, CLC had nine full-time and one part-time employees, and CashTrans had four full-time employees and three part-time employees. No employees are covered by collective bargaining agreements, and the Company considers its relationship with its employees to be excellent.

SUPERVISION AND REGULATION
--------------------------

GENERAL

     As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve (the Federal Reserve) pursuant to the BHCA and by the Georgia Department pursuant to the Georgia Bank Holding Company Act (the GBHCA). The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission (the Commission) under federal securities laws.

     The Bank is a state bank and is subject to the supervision of, and is regularly examined by, the Georgia Department. In addition, the Bank's deposit accounts are insured up to applicable limits by the bank insurance fund of the Federal Deposit Insurance Corporation (the FDIC) and the Bank, therefore, is subject to regulation by the FDIC.

     FIRREA was signed into law on August 9, 1989. FIRREA primarily affected the regulation of savings associations (thrifts) and savings and loan holding companies rather than the regulation of state banks and bank holding companies such as the Bank and the Company. However, FIRREA did contain certain provisions affecting banks and bank holding companies, including without limitation, provisions affecting deposit insurance premiums, acquisitions of thrifts by banks and bank holding companies, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violation of banking statutes, regulations and orders.

     Additionally, on December 19, 1991, the FDIC Improvement Act of 1991 (FDICIA) became law which resulted in extensive changes to the federal banking laws. The primary purpose of the law was to authorize additional borrowings by the FDIC in order to provide funds for the resolution of failing financial institutions. However, the law also instituted certain changes to the supervisory process and contained various provisions affecting the operations of banks and bank holding companies like the Bank and the Company. Certain of these changes are discussed below under the caption "Enactment of FDICIA."

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

     Additionally, the Federal Change in Bank Control Act (CIBCA) requires 60 days' prior written notice to the appropriate federal bank regulatory agency before any person may acquire "control" of a bank or bank holding company. The appropriate federal bank regulatory agency with respect to acquisitions of control of a state non-member bank, such as the Bank, is the FDIC, and the appropriate federal bank regulatory agency with respect to acquisitions of control of a bank holding company, such as the Company, is the Federal Reserve.

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

     The activities of the Company also are restricted by the provisions of the Glass-Steagall Act of 1933 (the Act). The Act restricts the ability of the Company to own subsidiaries engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The interpretation, scope and application of the provisions of the Act currently are being reviewed by regulators and legislators. The outcome of the current examination and appraisal of the provisions in the Act and the effect of such outcome on the ability of bank holding companies to engage in securities-related activities cannot be predicted.

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

Regulation of the Bank

     General. The Bank is a commercial bank chartered under the laws of the State of Georgia and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund (BIF) of the FDIC. The Bank is subject to the regulation, examination and supervision of the Georgia Department and the FDIC. Both the Georgia Department and the FDIC issue regulations and require the filing of reports describing the activities and financial condition of the banks under their jurisdiction. Each agency conducts periodic examinations to test compliance with various regulatory requirements and generally supervises the operation of such banks. This supervision and regulation is intended primarily for the protection of depositors. As an FDIC-insured, state-chartered bank, the Bank may not enter into certain transactions unless applicable regulatory tests are met or it obtains the prior approval of the regulatory agencies. For instance, the approval of the Georgia Department and the FDIC are required prior to any merger or consolidation or the establishment of an office at which banking business is conducted. The Bank also is regulated in certain respects by the Federal Reserve.

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

     Currently, a Georgia chartered bank may establish additional offices within the county in which its main office is located and in up to three additional counties. However, effective July 1, 1998, all branching restrictions will be eliminated, thereby permitting unrestricted state-wide banking. See "Other Legislation" below.

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

Insurance of Accounts

     Deposits of the Bank are insured by the FDIC to a maximum of $100,000 for each insured depositor through the Bank Insurance Fund (BIF), one of the two deposit insurance funds established by FIRREA. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as "insured institutions"). Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against an insured institution if the institution or any director, officer or employee thereof engages in unsafe and unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination. The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions. The FDIC may revalue assets of an institution, based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such reevaluation and the book value of the assets.

     On September 15, 1992, the FDIC approved final regulations adopting a risk-related deposit insurance system. The risk-related regulations, which became effective January 1, 1993, resulted in a significant spread between the highest and lowest deposit insurance premiums. Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: "well capitalized," "adequately capitalized," or "under capitalized." Within each risk classification, there are three subgroups. Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution's primary federal regulator. Depending upon a BIF member's risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as .04% of insured deposits or as high as .31% of insured deposits. Additionally, because the BIF has exceeded its designated reserve ratio, the FDIC has now reduced to zero the assessment rate that is applicable to the most highly rated BIF members. The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is zero percent of insured deposits for the period from January 1, to June 30, 1998. This is the most favorable assessment rate applicable to any insured institution. However, the Deposit Insurance Funds Act of 1996 (DIFA) requires that a Financing Corporation (FICO) assessment be paid by the Bank in 1998. The annual FICO assessment rate for banks is presently
 .01256% of deposits. The Bank paid approximately $8,995 in assessments, which was the minimum set by the FDIC for that period, during the year ended
December 31, 1997.

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

     At December 31, 1997, the Bank had Tier 1 capital of $6,273,194, or 7.03% of total average assets.

     Certain provisions of the Federal Reserve Act, made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act (12 U.S.C.(S)1828(j)) and administered with respect to the Bank by the FDIC, establish standards for the terms of, limit the amount of and establish collateral requirements with respect to any loans or extensions of credit to, and investments in, affiliates by the Bank as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services) between the Bank and its affiliates. In addition, related provisions of the Federal Reserve Act and the Federal Reserve regulations (also administered with respect to the Bank by the FDIC) limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank and to related interests of such persons.

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

     Federal Reserve. Although the Bank is not a member of the Federal Reserve System, it is subject to Federal Reserve regulations that require it to maintain reserves against its transaction accounts (primarily checking accounts).
Because reserves generally must be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the Bank's cost of funds. The Federal Reserve Board regulations currently require that average daily reserves be maintained against transaction accounts in the amount of 3% of the aggregate of such net transaction accounts up to $47.8 million, plus 10% of the total in excess of $47.8 million.

Enactment of FDICIA

     On December 19, 1991, FDICIA became law, which resulted in extensive changes to the federal banking laws. The primary purpose of the law was to authorize additional borrowings by the FDIC in order to provide funds for the resolution of failing financial institutions. The law instituted certain changes to the supervisory process and contained various provisions that may affect the operations of financial institutions like the Bank. Certain of these changes are discussed below.

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

Other Legislation

     In September 1994, the federal Riegle-Neal Interstate Banking and Branching Efficiency Act was enacted. The Act allows bank holding companies, beginning one year following enactment of the legislation, to acquire existing banks across state lines, regardless of state statutes. Beginning in June 1997, banks were permitted to consolidate interstate subsidiaries into branches and merge with a bank across state lines to the extent that the applicable states had not "opted out of interstate branching" prior to the effectiveness of the branching provisions. The Act also permits de novo branching to the extent that a particular state opts into the de novo branching provisions. The Act provides a concentration limitation with a nationwide limitation of 10% of total deposits of insured depository institutions in the United States and 30% of total deposits of insured depository institutions in a specific state.

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

     The Georgia legislature enacted legislation which, effective July 1, 1996, allowed Georgia-based banks to branch into up to three counties in addition to the county in which their main office is located. This same legislation will eliminate all branching restrictions, thereby permitting unrestricted state-wide branching, effective July 1, 1998.

Regulation Of CLC

     As a consumer finance company, CLC is subject to regulation by the Commissioner of Insurance of the State of Georgia, also known as the Georgia Industrial Loan Commissioner (the Commissioner), pursuant to the Georgia Industrial Loan Act (the GILA). CLC is required to file certain reports and such additional information as the Commissioner may require pursuant to the GILA, and is subject to periodic examinations of its books, accounts, and records by the Commissioner's duly authorized representatives. Each office of CLC is licensed by the Commissioner separately, and, if CLC wishes to move an office within a county, written notice must be given to the Commissioner supplying facts and circumstances showing how the removal to a new location will promote the convenience and advantage of that community. Licenses must be renewed on an annual basis. CLC may loan any sum of money not to exceed $3,000 for a period not to exceed 36 months and 15 days and may charge, contract for, collect, and receive interest and fees on said loans, pursuant to the GILA.

     As a subsidiary of the Company, CLC also is subject to examination by the Federal Reserve pursuant to the BHCA and by the Georgia Department pursuant to the GBHCA. The Federal Reserve and the Georgia Department also may make examinations of CLC.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company and the Bank operate from a main office and two branch offices in Paulding County, Georgia. The main office, built in 1988 and located at 3844 Atlanta Highway in Hiram, Georgia, contains approximately 16,000 square feet. The Bank owns the land and the building at this location. The Company uses the premises, equipment and furniture of the Bank without payment of any fees to the Bank. Metroplex and CashTrans lease office space in Dallas, Georgia. CLC leases office space in Woodstock, Georgia, Rockmart, Georgia, and Rossville, Georgia.

     The Bank opened a full service branch office at 100 Hardee Street, Dallas, Paulding County, Georgia in June 1991. The Bank leases the land and owns the building at this location, which contains approximately 1,150 square feet and includes three teller stations and two drive-in window teller stations. The lease on this property has been extended until June 2000. In December 1991, the Bank also opened a full service office located in the Kroger grocery store of the Paulding Commons Shopping Center, 4215 Jimmy Lee Smith Parkway in Hiram, Georgia. The Bank leases its office space in the grocery store and owns the furniture, fixtures and equipment used in the Bank office. In January 1996, the Bank opened a full service office at 105 Brownsville Road, Powder Springs, Georgia which is located in the Brownsville Crossing Shopping Center. The Bank leases its office space in the shopping center and owns the furniture, fixtures, and equipment used in the Bank office.

     At December 31, 1997, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by the Company was $2,141,654. Data processing services are provided by an outside service bureau.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1997.


ITEM 4(A).  EXECUTIVE OFFICERS OF THE COMPANY AND BANK
------------------------------------------------------

     Set forth below is information as of January 31, 1998 regarding the executive officers of the Company and the Bank:

                                   Principal Occupation
     Name              Age         During The Past Five Years
     ----              ---         --------------------------


Ronnie L. Austin       48          Mr. Austin is a Director and the President
                                   and Chief Executive Officer of the Company and the Bank. He has served as the President and Chief Executive Officer of the Company since its organization in October 1988.
                                   Before assuming his position as President and Chief Executive Officer of the Bank in
                                   December 1986, Mr. Austin served as Executive
                                   Vice President and Senior Loan Officer of the
                                   Peoples Bank of Bartow County from January
                                   1985 to November 1986 and as Vice President and Senior Loan Officer of the First National
                                   Bank of Paulding County from June 1975 to
                                   January 1985.

Angel J. Byrd          42          Ms. Byrd has served as Comptroller of the
                                   Company since April 1996 and was elected as Secretary of the Company in December 1997.
                                   Ms. Byrd also has served as Senior Vice
                                   President and Chief Financial Officer of the
                                   Bank since April 1996. Prior to 1996, Ms.
                                   Byrd served as Vice President and Chief
                                   Financial Officer of the Bank since December
                                   1991. Prior to December 1997, Ms. Byrd served as Assistant Secretary of the Company. She also has served as Cashier of the Bank since
                                   October 1987. Prior to her employment by the Bank, she served as Loan Accounting
                                   Supervisor of Barnett Bank, N.A. in Marietta from March 1986 to October 1987 and as Operations Officer of The Citizens Bank in
                                   Dallas, Georgia from May 1985 to March 1986.

Genevieve B. Cole      42          Ms. Cole has served as Executive Vice
                                   President and Chief Administrative Officer of the Bank since April 1996, having served as Vice President and Chief Administrative
                                   Officer of the Bank since July 1995. She served as Vice President and Chief Lending
                                   Officer of the Bank since August 1988 and as Assistant Secretary of the Company since July
                                   1991. Prior to her employment by the Bank, she was Assistant Vice President and Senior
                                   Loan Officer of First National Bank in
                                   Dallas, Georgia from December 1987 to August
                                   1988; Assistant Vice President of First
                                   National Bank from March 1986 to December
                                   1987; and Loan Officer of First National Bank from September 1983 to March 1986.

Edward J. Cooney       30          Mr. Cooney has served as Senior Vice
                                   President and Chief Credit Officer since
                                   January 1998. Prior to his employment with the Bank, he served as Senior Credit Analyst from August 1995 to January 1998, and
                                   Internal Auditor from July 1994 to August
                                   1995, at The Bankers Bank in Atlanta,
                                   Georgia. From August 1991 to July 1994, he served as Supervising Senior Accountant at Evans, Porter, Bryan and Co. in Atlanta,
                                   Georgia.

Michael Low            40          Mr. Low has served as Senior Vice President
                                   of the Bank since April 1996, having served as Chief Credit Officer from April 1996 to
                                   December 1997. Prior to 1996, Mr. Low served as Vice President and Chief Lending Officer of the Bank since September 1995. Prior to his employment with the Bank, he served as Vice President Commercial Lending from 1991 and Commercial Lender and Special Asset
                                   Manager from 1989 with West Georgia National
                                   Bank in Carrollton, Georgia. From 1980 until
                                   1989, he served at the Jasper Banking Company in Jasper, Georgia, as Vice President,
                                   Lending Officer, and Collections Manager,
                                   Collateral Manager, and Collector.

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


                                    PART II
                                    -------


ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------

     Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the caption "Selected Annual Consolidated Financial Data in the Company's 1997 Annual Report to Stockholders. Such information is incorporated herein by reference.

     The Company's ability to pay dividends is dependent on dividends paid by the Bank, if any. Additionally, Georgia law imposes certain restrictions on the payment of cash dividends by the Bank. See "Item 1. Business - Supervision and Regulation."


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     Selected consolidated financial data for the Company for each of the five fiscal years ending December 31, 1997, 1996, 1995, 1994 and 1993 are set forth under the caption "Selected Annual Consolidated Financial Data" in the Company's 1997 Annual Report to Stockholders. Such information is incorporated herein by reference. A discussion of the Company's financial condition and results of operations at and for the dates and periods covered by the consolidated financial statements of the Company is set forth in the Company's 1997 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such discussion is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The following consolidated financial statements of the Company, together with the Report of Independent Certified Public Accountants thereon, which are set forth in the Company's 1997 Annual Report to Stockholders, are incorporated herein by reference:

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Earnings for the years ended
       December 31, 1997, 1996 and 1995

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements


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


                                    PART III
                                    --------


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     Information relating to the Directors of the Company is set forth under the caption "Proposal 1 - Election of Directors" on pages 3 through 7 of the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders (1998 Proxy Statement). Such information is incorporated herein by reference. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Item 4(A) of this report under the caption "Executive Officers of the Company and the Bank." Certain Directors of the Company and the Bank failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year. Mr. Austin failed to file in a timely manner one report relating to one transaction. Mr. Berry failed to file in a timely manner three reports relating to three transactions. Mr. Foster failed to file one report in a timely manner relating to one transaction. Mr. Helms failed to file one report in a timely manner relating to one transaction. Mr. Russ Parker, a Director of the

Bank, failed to file one report in a timely manner relating to one transaction. Other than as described above, to the knowledge of the Company, each person who, at any time during the year ended December 31, 1997, was a Director, Executive Officer, or beneficial owner of more than ten percent of the Company's Common Stock filed, on a timely basis, all reports required to be filed by them, during such year, pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     Information relating to executive compensation is set forth under the caption "Proposal 1 -Election of Directors - Compensation of Directors" on page 8 of the 1998 Proxy Statement and under the caption "Proposal 1 - Election of Directors - Executive Compensation" on pages 9 and 10 of the 1998 Proxy Statement and under the caption "Proposal 1 - Election of Directors - Transactions with Management" on page 10 of the 1998 Proxy Statement. Such information is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information regarding ownership of the Company's $2.50 par value Common Stock by certain persons is set forth under the captions "Voting - Principal Stockholders" on page 2 of the 1998 Proxy Statement and "Proposal 1 - Election of Directors - Nominees" on pages 4 through 7 of the 1998 Proxy Statement. Such information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information regarding certain transactions between the Company and Directors, executive officers and certain shareholders, and their affiliates, is set forth under the caption "Proposal 1 -Election of Directors - Transactions with Management" on page 10 of the 1998 Proxy Statement. Such information is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)    Exhibits

            The following exhibits are filed as a part of or incorporated by reference in this report:

  Exhibit No.                   Description
  -----------                   -----------

     3.1*          Articles of Incorporation of the Company

     3.2+          Bylaws of the Company

      3.3*     Articles of Incorporation of the Bank

      3.4+     Bylaws of the Bank

      4.+ Specimen Stock Certificate representing shares of the Company's $2.50 par value common stock

      10.1*@   1988 Stock Option Plan and related specimen copy of option

      10.2@    1993 Employee Stock Option Plan
               (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

      10.3@    1993 Directors Stock Option Plan
               (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

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

      10.7 Lease dated May 25, 1995 by and between Brock Investments, Inc., of Hiram, Georgia and the Bank relating to lease of real property (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.8 Lease Extension Agreement dated September 30, 1996 by and between First Baptist Church of Dallas, Georgia and the Bank relating to lease of real property
               (Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.9 Loan and Stock Pledge Agreement dated November 14, 1997, between the Company and The Bankers Bank
               (Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated November 14, 1997)

      10.10+@ Employment Agreement dated January 1, 1998, between the Company and Ronnie Austin

      13.+     1997 Annual Report**

      20.+     Proxy Statement for 1998 Annual Meeting of Stockholders

      21.+     Subsidiaries

      27.+     Financial Data Schedule (electronic filing only)
__________

*Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-4, as amended (No. 33-37601).

** Certain sections of the Company's 1997 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1997 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

+ Filed herewith.

@ The referenced exhibit is a compensatory management contract, plan, or arrangement.



      (b)  Reports on Form 8-K

      One Current Report on Form 8-K was filed by the Company with the Commission during the quarter ended December 31, 1997. This Form 8-K was dated November 14, 1997, and reported events occurring under Items 2 and 5 of Form 8-K.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                                  (Registrant)


Date: March 20, 1998     By:  /s/ Ronnie L. Austin
                              --------------------
                              Ronnie L. Austin
                              President and Chief
                              Executive Officer


                         By:  /s/ Angel J. Byrd
                              ----------------
                              Angel J. Byrd
                              Comptroller
                              (principal accounting officer)



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1998.

    Signature                                  Title
    ---------                                  -----



/s/ W. A. Foster III                   Chairman of the Board
--------------------
W. A. Foster III



/s/ Ronnie L. Austin                   President, Chief Executive Officer and
-------------------
Ronnie L. Austin                       Director (principal executive officer and
                                       principal financial officer)

/s/ George Berry                       Director
----------------
George Berry



/s/ R. Alan Bullock                    Director
-------------------
R. Alan Bullock



/s/ Bobbie P. Cooper                   Director
--------------------
Bobbie P. Cooper



/s/ J. Calvin Earwood                  Director
---------------------
J. Calvin Earwood



/s/ Tommie R. Graham                   Director
--------------------
Tommie R. Graham



/s/ John C. Helms                      Director
-----------------
John C. Helms



/s/ C. D. Rampley                      Director
-----------------
C. D. Rampley

                               INDEX OF EXHIBITS
                               -----------------

Exhibit No.              Description                              Page No.
-----------              -----------                              --------


     3.1*      Articles of Incorporation of the Company

     3.2+      Bylaws of the Company

     3.3*      Articles of Incorporation of the Bank

     3.4+      Bylaws of the Bank

     4.+ Specimen Stock Certificate representing shares of the Company's $2.50 par value common stock

     10.1*@    1988 Stock Option Plan and related specimen copy of option

     10.2@     1993 Employee Stock Option Plan
               (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

     10.3@     1993 Directors Stock Option Plan
               (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

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

     10.7 Lease dated May 25, 1995 by and between Brock Investments, Inc., of Hiram, Georgia and the Bank relating to lease of real property (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.8 Lease Extension Agreement dated September 30, 1996 by and between First Baptist Church of Dallas, Georgia and the Bank relating to lease of real property
               (Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

      10.9 Loan and Stock Pledge Agreement dated November 14, 1997, between the Company and The Bankers Bank
               (Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated November 14, 1997)

      10.10+@ Employment Agreement dated January 1, 1998, between the Company and Ronnie Austin

      13.+     1997 Annual Report**

      20.+     Proxy Statement for 1998 Annual Meeting of Stockholders

      21.+     Subsidiaries

      27.+     Financial Data Schedule (electronic filing only)
__________

*Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-4, as amended (No. 33-37601).

** Certain sections of the Company's 1997 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1997 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

+ Filed herewith.

@ The referenced exhibit is a compensatory management contract, plan, or arrangement.