Form 10QSB
period 1998-03-31
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1998-05-13
CIK 869447

                   U. S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB


     |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      -           SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

     |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                            EXCHANGE ACT

                        COMMISSION FILE NUMBER 0-19030


                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
       (Exact name of small business issuer as specified in its charter)


           Georgia                                     58-1856582
   (State of incorporation)               (I.R.S. Employer Identification No.)


                  3844 Atlanta Highway, Hiram, Georgia 30141
                   (Address of principal executive offices)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   There were 842,320 shares of Common
Stock outstanding as of May 8, 1998.

  Transitional Small Business Disclosure Format (check one): Yes     ; No   X
                                                                 ----     ----

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION



                        QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED MARCH 31, 1998



                               TABLE OF CONTENTS
                               -----------------



    ITEM                                                  PAGE
    NUMBER                                                NUMBER
    ------                                                ------

    PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements


       1.  Consolidated Balance Sheets at March 31, 1998
           (unaudited) and December 31, 1997 (audited).......1

       2.  Consolidated Statements of Earnings for the
           three months ended March 31, 1998 and
           March 31, 1997 (unaudited)........................2

       3.  Consolidated Statements of Comprehensive
           Income for the three months ended March 31, 1998
           and March 31, 1997 (unaudited)....................3

       4.  Consolidated Statements of Cash Flows for
           the three months ended March 31, 1998
           and March 31, 1997 (unaudited)....................4

       5.  Notes to Consolidated Financial Statements........6

    Item 2. Management's Discussion and Analysis or Plan of
            Operation........................................8


    PART II - OTHER INFORMATION..............................12

    Item 1. Legal Proceedings................................12

    Item 2. Changes in Securities and Use of Proceeds........12

    Item 3. Defaults upon Senior Securities..................12

    Item 4. Submission of Matters to a Vote of
            Security Holders.................................12

    Item 5. Other Information................................12

    Item 6. Exhibits and Reports on Form 8-K.................12

            Signatures.......................................13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

           COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                    Consolidated Balance Sheets
                March 31, 1998 and December 31, 1997

                             Assets
                                                                      March 31,     December 31,
                                                                        1998            1997
                                                                     -----------    ------------
                                                                     (Unaudited)      (Audited)
Cash and due from banks                                                4,013,997       4,022,304
Federal funds sold and securities purchased under resell agreements    5,580,000       4,510,000
                                                                      ----------     -----------
   Cash and cash equivalents                                           9,593,997       8,532,304

U. S. Treasury  and other U. S. Government agency securities
  available for sale                                                  11,914,991      17,826,801
State, county, and municipal securities available for sale             6,884,573       5,194,210
Other investments                                                        331,600         301,100
Loans                                                                 60,730,864      57,188,857
   Less: Allowance for loan losses                                      (862,696)       (829,232)
                                                                      ----------     -----------
         Loans, net                                                   59,868,168      56,359,625

Premises and equipment                                                 2,158,311       2,141,654
Accrued interest receivable                                              865,660         901,296
Other real estate and repossessions                                            0           1,500
Other assets                                                             583,653         646,291
                                                                      ----------     -----------
                                                                      92,200,953      91,904,781
                                                                      ==========     ===========
                 Liabilities and Stockholders' Equity
Deposits:
   Demand                                                             11,151,113      12,105,179
   Interest-bearing demand                                            18,784,406      18,644,247
   Savings                                                            12,780,371      14,808,283
   Time                                                               22,694,625      21,589,280
   Time, in excess of $100,000                                        14,391,217      14,834,114
                                                                      ----------     -----------
         Total deposits                                               79,801,732      81,981,103

Accrued interest payable                                                 782,110         870,090
Accrued expenses and other liabilities                                    88,913         383,756
Federal Home Loan Bank advances and notes payable                      3,700,000         800,000
                                                                      ----------     -----------
         Total liabilities                                            84,372,755      84,034,949

Stockholders' equity:
   Common stock, $2.50 par value; 5,000,000 shares                     2,105,020       2,103,310
     authorized; 842,008 and 841,324 issued and outstanding
   Additional paid-in capital                                          2,112,176       2,109,602
   Retained earnings                                                   3,495,664       3,511,989
   Accumulated other comprehensive income                                115,338         144,931
                                                                      ----------     -----------
         Total stockholders' equity                                    7,828,198       7,869,832
                                                                      ----------     -----------
                                                                      92,200,953      91,904,781
                                                                      ==========      ==========

The consolidated balance sheet at December 31, 1997 has been taken from the audited financial statements.
See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                      1998          1997
                                                                   ----------    ----------
Interest income:
   Interest and fees on loans                                      $1,643,904    $1,405,814
   Interest on federal funds sold                                      45,471        56,761
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies                       210,248       281,173
     Other                                                             84,144        51,847
                                                                   ----------    ----------
         Total interest income                                      1,983,767     1,795,595

Interest expense:
   Interest on deposits
     Demand                                                           102,649        94,629
     Savings                                                           97,237       104,557
     Time                                                             316,415       312,187
     Time, in excess of $100,000                                      220,752       194,953
   Interest expense - other                                            22,034         6,626
                                                                   ----------    ----------
         Total interest expense                                       759,087       712,952
                                                                   ----------    ----------
         Net interest income                                        1,224,680     1,082,643

Provision for loan losses                                              89,854        62,480
                                                                   ----------    ----------
     Net interest income after
           provision for loan losses                                1,134,826     1,020,163
                                                                   ----------    ----------
Other income:
   Service charges and fees                                           230,235       228,481
   Insurance commissions                                               63,823        50,518
   Gain on sales of investment securities                              23,812             0
   Appraisal fees                                                      36,050        20,600
   Equity in loss of CashTrans                                        (32,242)            0
   Miscellaneous                                                       40,632         8,832
                                                                   ----------    ----------
         Total other income                                           362,310       308,431

Other expenses:
   Salaries and employee benefits                                     644,701       528,307
   Occupancy                                                          174,425       168,183
   Other operating                                                    392,162       311,622
                                                                   ----------    ----------
         Total other expenses                                       1,211,288     1,008,112
                                                                   ----------    ----------
         Earnings before income taxes                                 285,848       320,482
Income taxes                                                           91,671       107,714
Minority interest in earnings (loss) of consolidated subsidiary             0        (1,134)
                                                                   ----------    ----------
         Net earnings                                                $194,177      $213,902
                                                                   ==========    ==========
Net earnings per common share                                           $0.23         $0.25
                                                                   ==========    ==========
Net earnings per common share - assuming dilution                       $0.22         $0.24
                                                                   ==========    ==========
Dividends per common share                                              $0.25         $0.25
                                                                   ==========    ==========

See accompanying notes to consolidated financial statements.
                                                                   Page 2 of 12

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                        1998             1997
Net Earnings                                                          $194,177         $213,902
Other comprehensive income, net of tax:
     Unrealized losses on securities available for sale:
          Unrealized losses arising during the period, net
             of tax of $7,149 and $47,650, respectively                (13,877)         (92,948)
          Less: Reclassification adjustment for gains
            included in net earnings, net of tax of $8,096             (15,716)               -
                                                                      --------         --------
Other comprehensive income                                             (29,593)         (92,948)
                                                                      --------         --------

Comprehensive income                                                  $164,584         $120,954
                                                                      ========         ========

See Notes to Consolidated Financial Statements.

          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
              Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                Three  Months Ended
                                                              March 31,       March 31,
                                                                1998            1997
                                                            -------------   -------------
Cash flows from operating activities:
   Net earnings                                                 $194,177        $213,902
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                  98,623          75,411
       Provision for loan losses                                  89,854          62,480
       Net gain on sale of investment securities                 (23,812)              0
       Net gain on sale of fixed asset                                 0          (1,000)
       Net change in:
         Interest receivable                                      35,636           1,647
         Interest payable                                        (87,980)        (68,257)
         Other assets                                             52,115         (92,863)
         Accrued expenses and other liabilities                 (294,843)        (51,135)
                                                            -------------   -------------
       Net cash provided by operating activities                  63,770         140,185
                                                            -------------   -------------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale   1,000,000         545,000
   Proceeds from sales, calls, and paydowns
     of securities available for sale                          4,916,699         159,431
   Purchase of securities available for sale                  (1,720,000)     (1,845,765)
   Purchase of other investments                                 (30,500)        (46,100)
   Net increase in loans                                      (3,689,067)     (1,617,054)
   Purchase of premises and equipment                            (84,290)        (83,222)
   Proceeds from sale of other real estate                        90,670               0
   Proceeds from sale of fixed asset                                   0           1,000
                                                            -------------   -------------
       Net cash used in investing activities                     483,512      (2,886,710)
                                                            -------------   -------------
Cash flows from financing activities:
   Net change in demand and savings deposits                  (2,841,819)        (99,699)
   Net change in time deposits                                   662,448         605,220
   Net proceeds from Federal Home Loan Bank advances           2,500,000               0
   Net proceeds from notes payable                               400,000               0
   Cash dividends paid                                          (210,502)       (209,816)
   Proceeds from exercise of stock options                         4,284             788
                                                            -------------   -------------
       Net cash provided by financing activities                 514,411         296,493
                                                            -------------   -------------
Net change in cash and cash equivalents                        1,061,693      (2,450,032)
Cash and cash equivalents at beginning of period               8,532,304      10,031,164
                                                            -------------   -------------
Cash and cash equivalents at end of period                    $9,593,997      $7,581,132
                                                            =============   =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                    847,067         781,209
     Income  taxes                                               120,000          10,000
   Noncash investing activities:
     Transfers of loans to other real estate                      90,670               0
     Change in other comprehensive income,net of tax             (29,593)        (92,498)

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION


                  Notes to Consolidated Financial Statements



1.  Basis of Presentation
    ---------------------

     The consolidated financial statements include the accounts of Community Trust Financial Services Corporation (the Company), its wholly-owned subsidiaries, Community Trust Bank (the Bank) and Metroplex Appraisals, Inc. (Metroplex), and its majority-owned subsidiary Community Loan Company (CLC).
All significant intercompany accounts and transactions have been eliminated in consolidation. Effective September 1, 1995, the Company established CLC as a non-bank subsidiary engaged in the consumer finance business. Company owns 75% of CLC=s outstanding capital stock. The remaining 25% of CLC's outstanding capital stock is owned by an individual who is employed as President of CLC.
The Company has helped finance the operations of CLC through a revolving line of credit which, at March 31, 1998, had a maximum availability of $2,750,000, of which CLC had borrowed $1,905,348. Effective May 16, 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish a non-bank subsidiary that engages in the business of providing retail establishments with automated teller machines that dispense cash or cash equivalents. The Company owns 49% of the equity in Cash Transactions, LLC, (CashTrans) therefore, the Company=s ownership in CashTrans is considered an investment in an unconsolidated subsidiary. The Company has helped finance the operations of CashTrans through a revolving line of credit which, at March 31, 1998, had a maximum availability of $750,000, of which CashTrans had borrowed $560,000. The financial data of the Company is not significantly affected by the operations of CashTrans.

     The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of March 31, 1998 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.


2.  Recent Accounting Pronouncements
    --------------------------------

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income includes net income reported in the statements of earnings and changes in the fair value of securities available for sale reported as a component of stockholders' equity.


     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". The new statement revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition provisions of those plans. Statement No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. The statement is effective for fiscal years beginning after December 15, 1997. The statement is not expected to have a material impact on the consolidated financial statements of the Company.

3.  Earnings Per Share
    ------------------

     SFAS No. 128 "Earnings Per Share" became effective for the Company for the year ended December 31, 1997. This new standard specifies the computation, presentation, and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. All net earnings per share amounts have been restated to conform to the provisions of SFAS No. 128. Net earnings per share amounts for the three months ended March 31, 1998 and March 31, 1997 are as follows:



For the three months ended       Net Earnings    Common Shares    Per Share
  March 31, 1998                  (Numerator)    (Denominator)      Amount
--------------------------       ------------     ------------    ----------
Net earnings per share              $194,177         841,671         $.23
                                                                     ====
Effect of dilutive securities:
      Stock options                        -          45,614
                                  -----------     ------------
Net earnings per share -
      assuming dilution             $194,177         887,285         $.22
                                  ===========     ============       ====


For the three months ended       Net Earnings   Common Shares   Per Share
  March 31, 1997                  (Numerator)   (Denominator)     Amount
---------------------------      ------------   -------------   ----------

Net earnings per share              $213,902        839,223         $.25
                                                                    ====
Effect of dilutive securities:
     Stock options                         -         32,424
                                  -----------    ------------

Net earnings per share -
       assuming dilution            $213,902        871,647        $.24
                                  ===========    ============      ====

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                For the Three Month Period Ended March 31, 1998


     Management's discussion and analysis of financial condition and results of operations analyzes the material changes in the consolidated balance sheets and statements of earnings presented herein for Community Trust Financial Services Corporation (the Company). The consolidated financial information herein include the financial condition and results of operations, for all periods presented, of the Company and its wholly-owned subsidiaries, Community Trust Bank (the Bank), and Metroplex Appraisals, Inc. (Metroplex), and the Company's 75%-owned subsidiary, Community Loan Company (CLC). In May 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish Cash Transactions, LLC (CashTrans) as another non-bank subsidiary. The Company's 49% interest in CashTrans is treated as an unconsolidated subsidiary for financial reporting purposes, and, accordingly, the Company's interest is reflected in the consolidated financial statements at its proportionate share.

Financial Condition
-------------------
     Gross loans during the first three months of 1998 increased $3,542,007 or 6.19% over the total gross loans at December 31, 1997, as compared to an increase of $1,590,506, or 3.22%, for the same three month period ended
March 31, 1997. Management believes that the increase in loan growth was due primarily to an increase in lending personnel. Additionally, management believes that the relatively small increase in loan growth during the first three months of 1997 was due primarily to an increase in competition from other financial institutions which had moved into the Bank's market area. During the quarter ended March 31, 1998, CLC operated from three relatively small offices. Consequently, its gross loans, totaling approximately $1,502,881 at March 31, 1998, or 2.47% of the Company's gross loans, do not significantly affect the financial data analyzed. Although management anticipates growth in CLC's total loans, management anticipates that CLC will have only a minimal impact on the Company's balance sheet. Management anticipates some continued increase in the Bank's loan growth for the remainder of 1998 primarily due to its increased marketing efforts which are designed to attract new borrowers in its primary lending area and to its establishment of a loan production office in Cobb County, Georgia in April 1998 and its planned establishment of a full service branch in third quarter 1998. Management continues to strive for increased loan volume while meeting the criteria set by its loan policy.

     The Bank's increase in gross loans for the first three months of 1998 was funded primarily through a decrease in investment securities held available for sale. Investment securities decreased by $4,221,447, or 18.34%, from $23,021,011 at December 31, 1997, to $18,799,564 at March 31, 1998. The Bank
borrowed $2,500,000 in March 1998 on its line of credit with the Federal Home Loan Bank in order to pursue investment opportunities with the use of these funds. As of March 31, 1988, the funds were invested in a security purchased under a resell agreement. Total deposits during the first three months of 1998 decreased approximately $2,179,371 or 2.66%, from $81,981,103 at December 31, 1997 to $79,801,732 at March 31, 1998. This decrease in total deposits was due primarily to changes in deposit balances maintained by some of the Bank's large depositors. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth.


Results of Operations
---------------------

Interest Income
---------------

     Interest income for the first three months of 1998 was $1,983,767, representing an increase of $188,172, or 10.48% over the same period in 1997. This increase was primarily attributable to an increase in the Company's yield on interest-earning assets to 9.68% for the period ended March 31,

1998, as compared to 8.92% for the same period in 1997. This increase in yield was due primarily to an increase in loans as a percentage of average interest-earning assets for the period ended March 31, 1998 to 71.09% as compared to 64.32% for the same period in 1997. Typically, loans are the Company's highest yielding asset, so a shift in the mix of earning assets may increase yield on earning assets despite little change in market rates.



     Additionally, the Company holds approximately $1,972,788 or 10.49% of its investment portfolio in mortgage-backed securities. These mortgage-backed securities are subject to being prepaid in part or in whole. Because a premium was paid for the purchase of some of these mortgage-backed securities, an accelerated payback can decrease earnings through faster amortization of the premium. Mortgage-backed securities also may be subject to a slowdown in repayments, especially in a rising rate environment. This type of risk, called extension risk, is not significant since the majority of the mortgage-backed securities owned by the Company are variable rate securities or have a final maturity of less than five years. Management monitors the pre-payment risk and extension risk associated with the Company's investments in mortgage-backed securities in an effort to maintain an overall acceptable level of risk.



     Although the Company loses some interest income due to non-performing assets, defined as loans placed on non-accrual status, real estate acquired through foreclosure, and property acquired through repossession, management considers the Company's level of non-performing assets to be at an acceptable level. The Company's non-performing assets totaled approximately $434,812, or 0.44% of the Company's total assets as of March 31, 1998, as compared to $393,835, or 0.47% of the Company's total assets as of December 31, 1997. The Company's non-performing assets as of March 31, 1998 are comprised of $407,240 in loans placed on non-accrual status, as compared to its non-performing assets as of December 31, 1997, which were comprised of $392,335 in loans placed on non-accrual status and $1,500 in property acquired through repossession. No material loss is anticipated on non-accrual or restructured loans, therefore no specific reserves or writedowns were considered necessary by management as of March 31, 1998. While there are no specific reserves for the loans designated as non-accrual and restructured by the Bank, those loans were rated as either substandard or doubtful by the Bank=s internal rating system. A reserve is carried in the Bank's general allowance for loan loss in an amount equal to 15% of the balance of any loans classified as substandard and 50% of the balance of any loans classified as doubtful.



     The Bank has no accruing loans which are contractually past due ninety days or more as of March 31, 1998, as compared to $80,591 in such delinquent loans as of December 31, 1997. The Bank has one restructured loan with a balance of $7,890 as of March 31, 1998, as compared to its balance of $9,890 as of December 31, 1997. CLC has delinquent loans which are contractually past due ninety days or more totaling $84,992, as compared to $97,196 as of December 31, 1997. Management considers the totals of delinquent loans at the Bank and CLC to be at acceptable levels at this time; however, that factors such as a downturn in the local economy could cause levels of delinquent and non-performing assets to rise.


Interest Expense
----------------

     Interest expense for the first three months of 1998 increased $46,135, or 6.47% as compared to the same period in 1997. This increase in interest expense occurred primarily due to a $4,404,249, or 6.78%, increase in interest-bearing deposits and other interest-bearing liabilities for the three months ended March 31, 1988 as compared to the same period in 1997. The Company continues to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). The Company's net interest margin as of March 31, 1998 was 5.98%, as compared to 5.20% as of March 31, 1997, primarily due to an increase in the Company's yield on earning assets.

Other Income
------------

Other income increased approximately $53,879, or 17.47%, during the first three months of 1998 as compared to the same period in 1997 primarily due to gains collected on sales of investment securities and increased miscellaneous income earned by the Bank. The Bank's miscellaneous income increased approximately $20,622, or 306.33%, during the first three months of 1998 as compared to the same period in 1997, primarily due to income derived from a mortgage loan division which began operations in January 1998, and gains collected on the sale of other real estate and property acquired through repossession.



Other Expenses
--------------

     Other expenses for the first three months of 1998 increased $203,176, or 20.15%, as compared to the first three months of 1997. This increase is attributable primarily to an increase in salaries and employee benefits caused by the (i) Bank's need for additional human resources due to the growing customer base of the Bank, (ii) salary and benefit costs of the Company, and
(iii) routine salary increases. Occupancy expense increased by approximately $6,242, or 3.71% for the first three months of 1998 as compared to the same period for 1997, primarily due to increased furniture and equipment expenses at the Bank. Other operating expenses for the first three months of 1998 increased $80,540, or 25.85% as compared to the first three months of 1997, primarily due to increased operating costs of the Bank caused by general cost increases.



Capital
-------

     The Company is subject to regulatory capital requirements imposed by the Georgia Department of Banking and Finance (the Department). The Department has established a minimum level of capital to total assets of 5%, with certain adjustments, on a consolidated basis for bank holding companies. At March 31, 1998, the Company's ratio of capital to total average assets was 9.32%, using the Department's guidelines. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier 1 capital. Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at March 31, 1998 was 11.54%, and its ratio of Tier 1 capital to risk weighted assets was 10.29%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at March 31, 1998 was 13.07%, and its ratio of Tier 1 capital to risk weighted assets was 11.82%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to total average assets (Tier 1 leverage ratio) of 4.0% to 5.0%, including the most highly-rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier 1 leverage ratio required for the most highly-rated banks and bank holding companies with no plans to expand. The Bank substantially exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 7.25% as of March 31, 1998. The Company also substantially exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 8.11% as of March 31, 1998. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.



Liquidity
---------

     Liquidity represents the Company's ability to meet both loan commitments and deposit withdrawals. As of March 31, 1998, the Bank's liquidity ratio (defined as net cash, short term assets, and marketable assets divided by net deposits and short term liabilities) was 28.48%, as compared to 32.10% at March 31, 1997. The Bank maintains two lines of credit to borrow fed funds that total $3,000,000 in order to enhance liquidity. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of that credit opportunity fluctuates based on criteria set by the Federal Home Loan Bank.

As of March 31, 1998, $2,500,000 is outstanding under this credit facility. Additionally, the Company has a $2,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity. As of May 5, 1998, the Company had $1,600,000 in borrowings outstanding under this facility.


Year 2000
---------

     The Company has a Year 2000 plan in place. This plan is necessary because many existing computer programs use only two digits, rather than four digits, to identify a year. Such programs were designed and developed without considering the impact of the upcoming change in the century. Since many computer applications could fail or create erroneous results by or at Year 2000 if these problems are not corrected, management has implemented a plan to ensure that the Company and each of its subsidiaries is prepared to continue operations without interruption through the upcoming change in the century. Year 2000 issues relating to the Company's businesses, its operations, and its relationships with customers, suppliers, and other constituents are reviewed by a committee consisting of management and operations and technical staff. Goals of the Company's plan include evaluation, of systems, prioritization of necessary updates or replacements, responsibility assignments, and establishment of a timeline for review, implementation, and testing. Management believes that, to date, the goals of the plan have been met, and the testing phase is in process. Management does not believe that Year 2000 will have a significant impact on the Company. However, there can be no assurances that the Company's Year 2000 plan will be able to successfully address each of the ways in which the Year 2000 problem may impact the Company, since the Company has limited ability to monitor or influence the Year 2000 preparedness of its customers, borrowers, vendors, and others upon whom it relies in transacting business. Management does not anticipate that the implementation of the Company's Year 2000 plan will entail any material capital expenditures.

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

     No reports on Form 8-K were file during the period ended March 31, 1998.

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



                                Community Trust Financial Services Corporation
                                ----------------------------------------------
                                                   (Registrant)



DATE: May 13, 1998       /s/Ronnie L. Austin
                         -------------------
                         Ronnie L. Austin, President
                         and Chief Executive Officer
                         (Duly Authorized Officer)



DATE: May 13, 1998       /s/Angel J. Byrd
                         ----------------
                         Angel J. Byrd
                         (Principal Accounting Officer)