Form 10QSB
period 1998-06-30
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1998-08-13
CIK 869447

                  U. S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 FORM 10-QSB



            |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
             -
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


            | |  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
             -
                                 EXCHANGE ACT


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



                                (770) 445-1014
                (Issuer's telephone number including area code)
                          --------------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              --   --


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes No
                                               --  --

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   There were 1,140,078 shares of
Common Stock outstanding as of August 11, 1998.

    Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                                  ----    ----

              COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1998



                               TABLE OF CONTENTS
                               -----------------


    ITEM                                                            PAGE
    NUMBER                                                          NUMBER
    ------                                                          ------


    PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements


       1.  Consolidated Balance Sheets at June 30, 1998 (unaudited)
           and December 31, 1997 (audited).............................  1

       2.  Consolidated Statements of Earnings for the three months ended June 30, 1998 and June 30, 1997, and the six months
           ended June 30, 1998 and June 30, 1997 (unaudited)...........  2

       3.  Consolidated Statements of Comprehensive Income for the
           three months ended June 30, 1998 and June 30, 1997, and
           the six months ended June 30, 1998 and
           June 30, 1997 (unaudited)...................................  3

       4.  Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and June 30, 1997 (unaudited)...........  4

       5.  Notes to Consolidated Financial Statements..................  6

    Item 2. Management's Discussion and Analysis or Plan of Operation..  8


    PART II - OTHER INFORMATION........................................ 12

    Item 1. Legal Proceedings.......................................... 12

    Item 2. Changes in Securities and Use of Proceeds.................. 12

    Item 3. Defaults upon Senior Securities............................ 12

    Item 4. Submission of Matters to a Vote of Security Holders........ 12

    Item 5. Other Information.......................................... 12

    Item 6. Exhibits and Reports on Form 8-K........................... 12

            Signatures................................................. 14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                          Consolidated Balance Sheets
                      June 30, 1998 and December 31, 1997

                         Assets
                                                                         June 30,     December 31,
                                                                           1998           1997
                                                                       -------------  -------------
                                                                        (Unaudited)     (Audited)

Cash and due from banks                                                 $ 2,807,382    $ 4,022,304
Federal funds sold and securities purchased under resell agreements       4,540,000      4,510,000
                                                                        -----------    -----------
  Cash and cash equivalents                                               7,347,382      8,532,304

U. S. Treasury  and other U. S. Government agency securities             16,973,454     17,826,801
  available for sale
State, county, and municipal securities available for sale                6,938,488      5,194,210
Other investments                                                           919,400        301,100
Loans                                                                    62,063,327     57,188,857
  Less: Allowance for loan losses                                          (919,717)      (829,232)
                                                                        -----------    -----------
    Loans, net                                                           61,143,610     56,359,625

Premises and equipment                                                    2,196,646      2,141,654
Accrued interest receivable                                                 972,107        901,296
Other real estate and repossessions                                           5,501          1,500
Other assets                                                                647,243        646,291
                                                                        -----------    -----------
                                                                         97,143,831     91,904,781
                                                                        ===========    ===========
          Liabilities and Stockholders' Equity
Deposits:
  Demand                                                                 11,940,462     12,105,179
  Interest-bearing demand                                                17,510,123     18,644,247
  Savings                                                                12,892,465     14,808,283
  Time                                                                   22,710,601     21,589,280
  Time, in excess of $100,000                                            15,723,455     14,834,114
                                                                        -----------    -----------
    Total deposits                                                       80,777,106     81,981,103

Accrued interest payable                                                    823,001        870,090
Accrued expenses and other liabilities                                      250,476        383,756
Federal Home Loan Bank advances and notes payable                         7,100,000        800,000
                                                                        -----------    -----------
    Total liabilities                                                    88,950,583     84,034,949

Stockholders' equity:
  Common stock, $2.50 par value; 5,000,000 shares                         2,114,900      2,103,310
    authorized; 845,960 and 841,324 issued and outstanding
  Additional paid-in capital                                              2,112,348      2,109,602
  Retained earnings                                                       3,809,480      3,511,989
  Accumulated other comprehensive income                                    156,520        144,931
                                                                        -----------    -----------
    Total stockholders' equity                                            8,193,248      7,869,832
                                                                        -----------    -----------
                                                                        $97,143,831    $91,904,781
                                                                        ===========    ===========

The consolidated balance sheet at December 31, 1997 has been taken from the audited financial statements.
See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                                    Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                    1998           1997          1998          1997
                                                                  ----------    ----------    ----------    ----------
Interest income:                                                      -             -             -             -
  Interest and fees on loans                                      $1,747,455    $1,503,695    $3,391,359    $2,909,509
  Interest on federal funds sold                                      73,164        51,454       118,635       108,215
  Interest on investment securities:
  U.S. Treasury and U.S. Government agencies                         238,581       278,409       448,829       559,582
  Other                                                               88,556        47,985       172,700        99,832
                                                                  ----------    ----------    ----------    ----------
    Total interest income                                          2,147,756     1,881,543     4,131,523     3,677,138

Interest expense:
  Interest on deposits
   Demand                                                            100,431        93,811       203,080       188,440
   Savings                                                            94,925        99,999       192,162       204,556
   Time                                                              330,547       318,927       646,962       631,114
   Time, in excess of $100,000                                       231,856       196,988       452,608       391,941
  Interest expense - other                                            71,525         5,951        93,559        12,577
                                                                  ----------    ----------    ----------    ----------
    Total interest expense                                           829,284       715,676     1,588,371     1,428,628
                                                                  ----------    ----------    ----------    ----------
    Net interest income                                            1,318,472     1,165,867     2,543,152     2,248,510

Provision for loan losses                                             80,320        64,958       170,174       127,438
                                                                  ----------    ----------    ----------    ----------
  Net interest income after
    provision for loan losses                                      1,238,152     1,100,909     2,372,978     2,121,072
                                                                  ----------    ----------    ----------    ----------
Other income:
  Service charges and fees                                           241,392       237,519       471,627       466,000
  Insurance commissions                                               77,495        70,300       141,318       120,818
  Gain on sales of investment securities                               6,453             0        30,265             0
  Appraisal fees                                                      40,300        22,251        76,350        42,851
  Equity in loss of CashTrans                                        (13,009)      (29,323)      (45,251)      (29,323)
  Miscellaneous                                                       44,071        13,228        84,703        22,060
                                                                  ----------    ----------    ----------    ----------
    Total other income                                               396,702       313,975       759,012       622,406

Other expenses:
  Salaries and employee benefits                                     640,828       556,963     1,285,529     1,085,270
  Occupancy                                                          182,519       162,699       356,944       330,882
  Other operating                                                    385,700       327,003       780,223       638,625
                                                                  ----------    ----------    ----------    ----------
    Total other expenses                                           1,209,047     1,046,665     2,422,696     2,054,777
                                                                  ----------    ----------    ----------    ----------
    Earnings before income taxes                                     425,807       368,219       709,294       688,701
Income taxes                                                         109,290       131,810       200,961       239,524
Minority interest in earnings of consolidated subsidiary               2,701         2,761           340         1,627
                                                                  ----------    ----------    ----------    ----------
    Net earnings                                                  $  313,816    $  233,648    $  507,993    $  447,550
                                                                  ==========    ==========    ==========    ==========
Net earnings per common share                                          $0.37         $0.28         $0.60         $0.53
                                                                  ==========    ==========    ==========    ==========
Net earnings per common share - assuming dilution                      $0.35         $0.27         $0.57         $0.51
                                                                  ==========    ==========    ==========    ==========
Dividends per common share                                             $0.00         $0.00         $0.25         $0.25
                                                                  ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.    Page 2 of 14

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)


                                                                       Three months ended           Six months ended
                                                                            June 30,                    June 30,
                                                                        1998       1997             1998        1997
                                                                      --------   --------          --------   --------

Net Earnings                                                          $313,816   $233,648          $507,993   $447,550
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available for sale:
    Unrealized gains (losses) arising during the period, net
      of tax of $27,648, $56,375, $18,580, and $270, respectively       45,185     92,137            30,365       (361)
    Less: Reclassification adjustment for gains included in net
      earnings, net of tax of $2,450, and $11,489, respectively         (4,003)         0           (18,776)         0
                                                                      --------   --------          --------   --------
Other comprehensive income                                              41,182     92,137            11,589       (361)
                                                                      --------   --------          --------   --------

Comprehensive income                                                  $354,998   $325,785          $519,582   $447,189
                                                                      ========   ========          ========   ========

See Notes to Consolidated Financial Statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                  Six  Months Ended
                                                                June 30,      June 30,
                                                                  1998          1997
                                                              -----------   -----------
Cash flows from operating activities:
  Net earnings                                                $   507,993   $   447,550
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation, amortization, and accretion                     205,288       165,260
    Provision for loan losses                                     170,174       127,438
    Net gain on sale of investment securities                     (30,265)            0
    Net gain on sale of fixed asset                                     0        (1,000)
    Net change in:
      Interest receivable                                         (70,811)      (43,768)
      Interest payable                                            (47,089)      (57,922)
      Other assets                                                (73,315)     (105,515)
      Accrued expenses and other liabilities                     (133,280)     (114,561)
                                                              -----------   -----------
    Net cash provided by operating activities                     528,695       417,482
                                                              -----------   -----------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale     1,500,000     2,545,000
  Proceeds from sales, calls, and paydowns
    of securities available for sale                            5,615,574       762,678
  Purchase of securities available for sale                    (7,960,876)   (4,348,037)
  Purchase of other investments                                  (618,300)      (46,100)
  Net increase in loans                                        (5,044,829)   (3,012,579)
  Purchase of premises and equipment                             (195,693)      (93,310)
  Proceeds from sale of other real estate                          90,670             0
  Proceeds from sale of fixed asset                                     0         1,000
                                                              -----------   -----------
    Net cash used in investing activities                      (6,613,454)   (4,191,348)
                                                              -----------   -----------
Cash flows from financing activities:
  Net change in demand and savings deposits                    (3,214,659)   (1,443,472)
  Net change in time deposits                                   2,010,662     1,258,295
  Net proceeds from Federal Home Loan Bank advances             5,500,000             0
  Net proceeds from notes payable                                 800,000             0
  Cash dividends paid                                            (210,502)     (209,816)
  Proceeds from exercise of stock options                          14,336           788
                                                              -----------   -----------
    Net cash provided by financing activities                   4,899,837      (394,205)
                                                              -----------   -----------
Net change in cash and cash equivalents                        (1,184,922)   (4,168,071)
Cash and cash equivalents at beginning of period                8,532,304    10,031,164
                                                              -----------   -----------
Cash and cash equivalents at end of period                    $ 7,347,382   $ 5,863,093
                                                              ===========   ===========


See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                Consolidated Statement of Cash Flows, continued
                                  (Unaudited)

                                                       Six  Months Ended
                                                       June 30,   June 30,
                                                         1998       1997
                                                      ---------  ---------
Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                          1,635,460  1,486,550
    Income taxes                                        205,000    110,000

  Noncash investing activities:
   Transfers of loans to other real estate               90,670     37,365
   Change in other comprehensive income, net of tax      11,589       (361)




See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                  Notes to Consolidated Financial Statements


1.  Basis of Presentation
    ---------------------

     The consolidated financial statements include the accounts of Community Trust Financial Services Corporation (the Company), its wholly-owned subsidiaries, Community Trust Bank (the Bank) and Metroplex Appraisals, Inc. (Metroplex), and its majority-owned subsidiary Community Loan Company (CLC).
All significant intercompany accounts and transactions have been eliminated in consolidation. Effective September 1, 1995, the Company established CLC as a non-bank subsidiary engaged in the consumer finance business. The Company owns 75% of CLC's outstanding capital stock. The remaining 25% of CLC's outstanding capital stock is owned by an individual who is employed as President of CLC.
The Company has helped finance the operations of CLC through a revolving line of credit which, at June 30, 1998, had a maximum availability of $2,750,000, of which CLC had borrowed $2,040,050. Effective May 16, 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish a non-bank subsidiary that engages in the business of providing retail establishments with automated teller machines that dispense cash or cash equivalents. The Company owns 49% of the equity in Cash Transactions, LLC (CashTrans), therefore, the Company's ownership in CashTrans is considered an investment in an unconsolidated subsidiary. The Company has helped finance the operations of CashTrans through a revolving line of credit which, at June 30, 1998, had a maximum availability of $750,000, of which CashTrans had borrowed $586,300. The financial data of the Company is not significantly affected by the operations of CashTrans.

     The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of June 30, 1998 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.

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

3.  Earnings Per Share
    ------------------

     SFAS No. 128 "Earnings Per Share" became effective for the Company for the year ended December 31, 1997. This new standard specifies the computation, presentation, and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. All net earnings per share amounts have been restated to conform to the provisions of SFAS No. 128. Net earnings per share amounts for the three months ended June 30, 1998 and June 30, 1997, and for the six months ended June 30, 1998 and June 30, 1997 are as follows:



                                           Net Earnings Common Shares Per Share
For the three months ended June 30, 1998    (Numerator) (Denominator)  Amount
----------------------------------------   ------------ ------------- ---------

Net earnings per share                        $313,816      843,318      $.37
                                                                         =====
Effect of dilutive securities:
     Stock options                                   -       45,609
                                              --------      -------
Net earnings per share - assuming dilution    $313,816      888,927      $.35
                                              ========      =======      =====



                                           Net Earnings  Common Shares Per Share
For the three months ended June 30, 1997    (Numerator) (Denominator)   Amount
----------------------------------------   ------------ -------------  ---------

Net earnings per share                        $233,648    839,264         $.28
Effect of dilutive securities:                                            =====
     Stock options                                   -     33,510
                                              --------    -------
Net earnings per share - assuming dilution    $233,648    872,774         $.27
                                              ========    =======         ====


                                         Net Earnings  Common Shares  Per Share
For the six months ended June 30, 1998    (Numerator)  (Denominator)    Amount
--------------------------------------   ------------  -------------  ---------

Net earnings per share                        $507,993  842,499           $.60
                                                                          ====
Effect of dilutive securities:
     Stock options                                   -   45,870
                                              --------  -------
Net earnings per share - assuming dilution    $507,993  888,369           $.57
                                              ========  =======           ====

                                         Net Earnings  Common Shares  Per Share
For the six months ended June 30, 1997    (Numerator)  (Denominator)    Amount
--------------------------------------   ------------  -------------  ---------

Net earnings per share                        $447,550  839,244          $.53
                                                                         ====
Effect of dilutive securities:
     Stock options                                   -   32,731
                                              --------  -------
Net earnings per share - assuming dilution    $447,550  871,975          $.51
                                              ========  =======          ====

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                 For the Six Month Period Ended June 30, 1998


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

Financial Condition
-------------------

     Gross loans during the first six months of 1998 increased $4,874,470 or 8.52% over the total gross loans at December 31, 1997, as compared to an increase of $2,917,737, or 5.90%, for the same six month period ended June 30, 1997. Management believes that the increase in loan growth was due primarily to an increase in lending personnel. Additionally, management believes that the relatively small increase in loan growth during the first six months of 1997 was due primarily to an increase in competition from other financial institutions which had moved into the Bank's market area. During the quarter ended June 30, 1998, CLC operated from four relatively small offices. Consequently, its gross loans, totaling approximately $1,762,751 at June 30, 1998, or 2.84% of the Company's gross loans, do not significantly affect the financial data analyzed. Although management anticipates growth in CLC's total loans, management anticipates that CLC will have only a minimal impact on the Company's balance sheet. Management anticipates some continued increase in the Bank's loan growth for the remainder of 1998 primarily due to its increased marketing efforts which are designed to attract new borrowers in its primary lending area and to its establishment of a loan production office in Cobb County, Georgia in April 1998 and its planned establishment of a full service branch in Cobb County in the fourth quarter of 1998. Management continues to strive for increased loan volume while meeting the criteria set by its loan policy.

     The Bank's increase in gross loans for the first six months of 1998 was funded primarily through an increase in the Bank's borrowings on its line of credit with the Federal Home Loan Bank. As of June 30, 1998, funds borrowed on this line totaled $5,500,000 at interest rates ranging from 5.51% to 5.55%. At December 31, 1997 the Company had no borrowings on its line of credit with the Federal Home Loan Bank. Total deposits during the first six months of 1998 decreased approximately $1,203,997 or 1.47%, from $81,981,103 at December 31, 1997 to $80,777,106 at June 30, 1998. This decrease in total deposits was due primarily to changes in deposit balances maintained by some of the Bank's large depositors. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth. Stockholders' equity increased approximately 4.11% to $8,193,248, or $9.69 per share at June 30, 1998, as compared to stockholders' equity of $7,869,832 or $9.35 per share at December 31, 1997. Stockholders' equity increased primarily as a result of increased net earnings of the Company for the period ended June 30, 1998.

Results of Operations
---------------------

Interest Income
---------------

     Interest income for the first six months of 1998 was $4,131,523, representing an increase of $454,385, or 12.36% over the same period in 1997.

This increase was primarily attributable to an increase in the Company's yield on interest-earning assets to 9.67% for the period ended June 30, 1998, as compared to 9.02% for the same period in 1997. This increase in yield was due primarily to an increase in loans as a percentage of average interest-earning assets for the period ended June 30, 1998 to 69.62% as compared to 65.27% for the same period in 1997. Typically, loans are the Company's highest yielding asset, so a shift in the mix of earning assets may increase yield on earning assets despite little change in market rates.

     Additionally, the Company holds approximately $3,805,673 or 15.33% of its investment portfolio in mortgage-backed securities. These mortgage-backed securities are subject to being prepaid in part or in whole. Because a premium was paid for the purchase of some of these mortgage-backed securities, an accelerated payback can decrease earnings through faster amortization of the premium. Mortgage-backed securities also may be subject to a slowdown in repayments, especially in a rising rate environment. This type of risk is called extension risk. Management monitors the pre-payment risk and extension risk associated with the Company's investments in mortgage-backed securities in an effort to maintain an overall acceptable level of risk.

     Although the Company loses some interest income due to non-performing assets, defined as loans placed on non-accrual status, real estate acquired through foreclosure, and property acquired through repossession, management considers the Company's level of non-performing assets to be at an acceptable level. The Company's non-performing assets totaled approximately $393,768, or 0.41% of the Company's total assets as of June 30, 1998, as compared to $393,835, or 0.47% of the Company's total assets as of December 31, 1997. The Company's non-performing assets as of June 30, 1998 are comprised of $388,268 in loans placed on non-accrual status and $5,500 in property acquired through repossession, as compared to its non-performing assets as of December 31, 1997, which were comprised of $392,335 in loans placed on non-accrual status and $1,500 in property acquired through repossession. No material loss is anticipated on non-accrual or restructured loans, therefore no specific reserves or writedowns were considered necessary by management as of June 30, 1998.
While there are no specific reserves for the loans designated as non-accrual and restructured by the Bank, those loans were rated as either substandard or doubtful by the Bank's internal rating system. A reserve is carried in the Bank's general allowance for loan loss in an amount equal to 15% of the balance of any loans classified as substandard and 50% of the balance of any loans classified as doubtful.

     The Bank had no accruing loans which were contractually past due ninety days or more as of June 30, 1998, as compared to $24,364 in such delinquent loans as of December 31, 1997. The Bank had one restructured loan with a balance of $5,890 as of June 30, 1998, as compared to its balance of $9,890 as of December 31, 1997. At June 30, 1998, CLC had delinquent loans which were contractually past due ninety days or more totaling $123,057, as compared to $97,196 as of December 31, 1997. Management considers the totals of delinquent loans at the Bank and CLC to be at acceptable levels at this time; however, factors such as a downturn in the local economy could cause levels of delinquent and non-performing assets to rise.

Interest Expense
----------------

     Interest expense for the first six months of 1998 increased $159,743, or 11.18% as compared to the same period in 1997. This increase in interest expense occurred primarily due to a $5,260,720, or 7.44%, increase in interest-bearing deposits and other interest-bearing liabilities for the six months ended June 30, 1998 as compared to the same period in 1997. The Company continues to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). The Company's net interest margin as of June 30, 1998 was 5.96%, as compared to 5.33% as of June 30, 1997, primarily due to an increase in the Company's yield on earning assets.

Other Income
------------

     Other income increased approximately $136,606, or 21.95%, during the first six months of 1998 as compared to the same period in 1997 primarily due to gains collected on sales of investment securities and increased miscellaneous income earned by the Bank. The Company's miscellaneous income increased approximately $62,643, or 283.97%, during the first six months of 1998 as compared to the same period in 1997, primarily due to income derived from mortgage loans originated by the Bank and from gains collected on the sale of other real estate and property acquired through repossession. The Bank began originating residential mortgage loans through a single mortgage originator in January 1998.



Other Expenses
--------------

     Other expenses for the first six months of 1998 increased $367,919, or 17.91%, as compared to the first six months of 1997. This increase is attributable primarily to an increase in salaries and employee benefits caused by the (i) Bank's need for additional human resources due to the growing customer base of the Bank, (ii) salary and benefit costs of the Company, and
(iii) routine salary increases. Occupancy expense increased by approximately $26,062, or 7.88% for the first six months of 1998 as compared to the same period for 1997, primarily due to increased furniture and equipment expenses at the Bank. Other operating expenses for the first six months of 1998 increased $141,598, or 22.17% as compared to the first six months of 1997, primarily due to increased operating costs of the Bank caused by general cost increases.



Capital
-------

     The Company is subject to regulatory capital requirements imposed by the Georgia Department of Banking and Finance (the Department). The Department has established a minimum level of capital to total assets of 5%, with certain adjustments, on a consolidated basis for bank holding companies. At June 30, 1998, the Company's ratio of capital to total average assets was 9.46%, using the Department's guidelines. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier 1 capital. Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at June 30, 1998 was 11.69%, and its ratio of Tier 1 capital to risk weighted assets was 10.44%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at June 30, 1998 was 13.04%, and its ratio of Tier 1 capital to risk weighted assets was 11.79%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to total average assets (Tier 1 leverage ratio) of 4.0% to 5.0%, including the most highly-rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier 1 leverage ratio required for the most highly-rated banks and bank holding companies with no plans to expand. The Bank substantially exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 7.10% as of June 30, 1998. The Company also substantially exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 8.20% as of June 30, 1998. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.



Liquidity
---------

     Liquidity represents the Company's ability to meet both loan commitments and deposit withdrawals. As of June 30, 1998, the Bank's liquidity ratio (defined as net cash, short term assets, and marketable assets divided by net deposits and short term liabilities) was 33.02%, as compared to 30.93% at June 30, 1997. The Bank maintains two lines of credit to borrow fed funds that total $3,000,000 in order to enhance liquidity. At June 30, 1998, the Bank had no borrowed funds on either of these lines of credit. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of that credit opportunity fluctuates based on criteria set by the Federal Home Loan Bank. As of June 30, 1998, $5,500,000 was outstanding under this credit facility, and approximately $1,500,000 remained available to be borrowed. Additionally, the Company has a $2,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity. As of June 30, 1998, the Company had $1,600,000 in borrowings outstanding under this facility.


Year 2000
---------

     The Company has a Year 2000 plan in place. This plan is necessary because many existing computer programs use only two digits, rather than four digits, to identify a year. Such programs were designed and developed without considering the impact of the upcoming change in the century. Since many computer applications could fail or create erroneous results by or at Year 2000 if these problems are not corrected, management has implemented a plan to ensure that the Company and each of its subsidiaries is prepared to continue operations without interruption through the upcoming change in the century. Year 2000 issues relating to the Company's businesses, its operations, and its relationships with customers, suppliers, and other constituents are reviewed by a committee consisting of management and operations and technical staff. Goals of the Company's plan include evaluation of systems, prioritization of necessary updates or replacements, responsibility assignments, and establishment of a timeline for review, implementation, and testing. Management believes that, to date, the goals of the plan have been met, and the testing phase is in process. Management does not believe that Year 2000 will have a significant impact on the Company. However, there can be no assurances that the Company's Year 2000 plan will be able to successfully address each of the ways in which the Year 2000 problem may impact the Company, since the Company has limited ability to monitor or influence the Year 2000 preparedness of its customers, borrowers, vendors, and others upon whom it relies in transacting business. Management does not anticipate that the implementation of the Company's Year 2000 plan will entail any material capital expenditures.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings
     -------------------------

     Not applicable



     Item 2. Changes in Securities and Use of Proceeds
     -------------------------------------------------
     On March 4, 1998, Angel J. Byrd, Comptroller of the Company, exercised an option that had been granted to her under the Company's 1988 Stock Option Plan by purchasing 384 shares of the Company's $2.50 par value common stock at a price of $5.00 per share.

     On April 1, 1998, Rosemary Butler, an employee of the Bank, exercised an option that had been granted to her under the Company's 1988 Stock Option Plan by purchasing 312 shares of the Company's $2.50 par value common stock at a price of $5.00 per share.

     Each of the above-described sales of unregistered securities was effected by the Company in reliance upon one or more exemptions from registration under the Securities Act of 1933, as amended, including, but not necessarily limited to, Section 4(2) thereof. Each of the purchasers represented to the Company in connection with her purchase that, among other things: she was acquiring the shares with investment intent and not with an intent to distribute; she, either alone or with her purchaser representative, had sufficient knowledge and experience to make an informed investment decision and to protect her interests in connection with her purchase of shares; she and/or her purchaser representative had received and reviewed such information, including financial information, as she, or her purchaser representative, deemed necessary in connection with her purchase of shares; and that she understood that the shares had not been registered under federal or state securities laws.


     Item 3. Defaults upon Senior Securities
     ---------------------------------------

     Not applicable


     Item 4. Submission of Matters to a Vote of Security Holders
     -----------------------------------------------------------

     The Company held its Annual Meeting of stockholders on April 15, 1998. Shares voted totaled 538,764, or 63.98% of the outstanding shares. Set forth below is a brief description of the matters voted upon at the Annual
     Meeting:

          Proposal 1: Proposal to elect three Directors for terms ending in 2001.


          Proposal 2: Proposal to ratify the appointment of Porter, Keadle, Moore, LLP as independent accountants of the Company for the fiscal year ending December 31, 1998.


                     Votes Cast    Votes
Votes Cast              For       Against    Withheld  Abstentions
-----------          ----------  ----------  --------  -----------
     Proposal 1:
     --------------
     Directors
     --------------
     George Berry       530,321           0     8,443            0
     John Helms         531,364           0     7,400            0
     C.D. Rampley       531,364           0     7,400            0

     Proposal 2:        529,144       3,430         0        6,190
     -----------


     Item 5. Other Information
     -------------------------

     On May 12, 1998, the Company commenced a public offering of up to 294,118 shares of its $2.50 par value common stock at a price of $17.00 per share. On August 10, 1998, the offering was completed, with all 294,118 shares having been sold. Net proceeds to the Company from the offering, after payment of placement agent commissions but before deducting the expenses of the offering, were $4,951,076.


     Item 6.a Exhibits
     -----------------

     Exhibit
     Number    Description
     -------   -----------
       27      Financial Data Schedule, which is submitted electronically to the
               Securities and Exchange Commission for information only and not filed.

     Item 6.b Reports on Form 8-K
     ----------------------------

     A Form 8-K was filed with the SEC on April 7, 1998. The Form 8-K reported information under Item 5 concerning the Company's announcement that it had a filed a Registration Statement with the SEC in connection with a proposed offering by the Company of a minimum of $3 million and a maximum of $5 million worth of its common stock.

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



                Community Trust Financial Services Corporation
                ----------------------------------------------
                                 (Registrant)



DATE: August 11, 1998    /s/ Ronnie L. Austin
                         -------------------------------------------------------
                         Ronnie L. Austin, President
                         and Chief Executive Officer
                         (Duly Authorized Officer)



DATE: August 11, 1998    /s/ Angel J. Byrd
                         -------------------------------------------------------
                         Angel J. Byrd
                         (Principal Accounting Officer)