Form 10QSB
period 1998-09-30
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1998-11-13
CIK 869447

                   U. S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 FORM 10-QSB


            |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
             -         SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   There were 1,148,078 shares of
Common Stock outstanding as of November 5, 1998.


Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                               ---     ---

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS
                               -----------------


    ITEM                                                                             PAGE
    NUMBER                                                                           NUMBER
    ------                                                                           ------
    PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

       1.  Consolidated Balance Sheets at September 30, 1998 (unaudited)
           and December 31, 1997 (audited)..........................................    1

       2.  Consolidated Statements of Earnings for the three months ended September 30, 1998 and September 30, 1997, and the nine months
           ended September 30, 1998 and September 30, 1997 (unaudited)..............    2

       3.  Consolidated Statements of Comprehensive Income for the three months ended September 30, 1998 and September 30, 1997, and the nine months
           ended September 30, 1998 and September 30, 1997 (unaudited)..............    3

       4.  Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1998 and September 30, 1997 (unaudited)..............    4

       5.  Notes to Consolidated Financial Statements...............................    6

    Item 2. Management's Discussion and Analysis or Plan of Operation...............    8


    PART II - OTHER INFORMATION.....................................................   13

    Item 1. Legal Proceedings.......................................................   13

    Item 2. Changes in Securities and Use of Proceeds...............................   13

    Item 3. Defaults upon Senior Securities.........................................   13

    Item 4. Submission of Matters to a Vote of Security Holders.....................   13

    Item 5. Other Information.......................................................   13

    Item 6. Exhibits and Reports on Form 8-K........................................   13

            Signatures..............................................................   14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                          Consolidated Balance Sheets
                   September 30, 1998 and December 31, 1997

                          Assets
                                                                        September 30,     December 31,
                                                                            1998             1997
                                                                        -------------     -----------
                                                                         (Unaudited)       (Audited)
Cash and due from banks                                                    4,254,681        4,022,304
Federal funds sold and securities purchased under resell agreements          920,000        4,510,000
                                                                         -----------       ----------
   Cash and cash equivalents                                               5,174,681        8,532,304

U. S. Treasury  and other U. S. Government agency securities              17,280,402       17,826,801
  available for sale
State, county, and municipal securities available for sale                 7,048,447        5,194,210
Other investments                                                            919,400          301,100
Loans                                                                     70,224,248       57,188,857
   Less: Allowance for loan losses                                          (992,135)        (829,232)
                                                                         -----------       ----------
         Loans, net                                                       69,232,113       56,359,625

Premises and equipment                                                     2,143,932        2,141,654
Accrued interest receivable                                                1,059,350          901,296
Other real estate and repossessions                                          137,870            1,500
Other assets                                                                 553,176          646,291
                                                                         -----------       ----------
                                                                         103,549,371       91,904,781
                                                                         ===========       ==========
                 Liabilities and Stockholders' Equity
Deposits:
   Demand                                                                 12,064,781       12,105,179
   Interest-bearing demand                                                20,673,313       18,644,247
   Savings                                                                12,013,065       14,808,283
   Time                                                                   23,002,197       21,589,280
   Time, in excess of $100,000                                            15,708,500       14,834,114
                                                                         -----------       ----------
         Total deposits                                                   83,461,856       81,981,103

Accrued interest payable                                                     795,179          870,090
Accrued expenses and other liabilities                                       280,232          383,756
Federal Home Loan Bank advances and notes payable                          5,500,000          800,000
                                                                         -----------       ----------
         Total liabilities                                                90,037,267       84,034,949

Minority interest                                                              3,483                0

Stockholders' equity:
   Common stock, $2.50 par value; 5,000,000 shares                         2,870,195        2,103,310
     authorized; 1,148,078 and 841,324 issued and outstanding
   Additional paid-in capital                                              6,232,855        2,109,602
   Retained earnings                                                       4,138,371        3,511,989
   Accumulated other comprehensive income                                    267,200          144,931
                                                                         -----------       ----------
         Total stockholders' equity                                       13,508,621        7,869,832
                                                                         -----------       ----------
                                                                         103,549,371       91,904,781
                                                                         ===========       ==========

The consolidated balance sheet at December 31, 1997 has been taken from the audited financial statements.
See accompanying notes to consolidated financial statements.
                                                                   Page 1 of 14

          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                    Consolidated Statements of Earnings
                                  (Unaudited)

                                                                     Three months ended            Nine months ended
                                                                        September 30,                September 30,
                                                                     1998          1997           1998          1997
                                                                  -----------   -----------    -----------   -----------
Interest income:
   Interest and fees on loans                                     $1,866,018    $1,564,958     $5,257,377    $4,474,467
   Interest on federal funds sold                                     78,289        40,115        196,924       148,330
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies                      260,603       269,039        709,432       828,621
     Other                                                            83,873        59,232        256,573       159,064
                                                                  -----------   -----------    -----------   -----------
         Total interest income                                     2,288,783     1,933,344      6,420,306     5,610,482

Interest expense:
   Interest on deposits
     Demand                                                          106,433       100,555        309,513       288,995
     Savings                                                          89,067        88,360        281,229       292,916
     Time                                                            335,262       323,743        982,224       954,857
     Time, in excess of $100,000                                     245,311       206,379        697,919       598,320
   Interest expense - other                                           93,729         6,689        187,288        19,266
                                                                  -----------   -----------    -----------   -----------
         Total interest expense                                      869,802       725,726      2,458,173     2,154,354
                                                                  -----------   -----------    -----------   -----------
         Net interest income                                       1,418,981     1,207,618      3,962,133     3,456,128

Provision for loan losses                                             93,307        36,633        263,481       164,071
                                                                  -----------   -----------    -----------   -----------
     Net interest income after
           provision for loan losses                               1,325,674     1,170,985      3,698,652     3,292,057
                                                                  -----------   -----------    -----------   -----------
Other income:
   Service charges and fees                                          232,836       232,233        704,463       698,233
   Insurance commissions                                              72,866        61,497        214,184       182,315
   Gain (loss) on sales of investment securities                           0        (3,219)        30,265        (3,219)
   Appraisal fees                                                     39,245        27,051        115,595        69,902
   Equity in loss of CashTrans                                       (11,640)      (27,048)       (56,891)      (56,371)
   Miscellaneous                                                      51,721        11,890        136,424        33,950
                                                                  -----------   -----------    -----------   -----------
         Total other income                                          385,028       302,404      1,144,040       924,810

Other expenses:
   Salaries and employee benefits                                    680,642       586,144      1,966,171     1,671,414
   Occupancy                                                         184,209       160,285        541,153       491,167
   Other operating                                                   375,942       351,116      1,156,165       989,741
                                                                  -----------   -----------    -----------   -----------
         Total other expenses                                      1,240,793     1,097,545      3,663,489     3,152,322
                                                                  -----------   -----------    -----------   -----------
         Earnings before income taxes                                469,909       375,844      1,179,203     1,064,545
Income taxes                                                         135,882       158,292        336,843       397,816
Minority interest in earnings (loss) of consolidated subsidiary        5,136        (7,213)         5,476        (5,586)
                                                                  -----------   -----------    -----------   -----------
         Net earnings                                               $328,891      $224,765       $836,884      $672,315
                                                                  ===========   ===========    ===========   ===========
Net earnings per common share                                          $0.32         $0.27          $0.93         $0.80
                                                                  ===========   ===========    ===========   ===========
Net earnings per common share - assuming dilution                      $0.31         $0.26          $0.89         $0.76
                                                                  ===========   ===========    ===========   ===========
Dividends per common share                                             $0.00         $0.00          $0.25         $0.25
                                                                  ===========   ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                                     Three months ended         Nine months ended
                                                                                        September 30,             September 30,
                                                                                     1998         1997         1998          1997
                                                                                   --------     --------     --------      --------
Net Earnings                                                                       $328,891     $224,765     $836,884      $672,315
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
          Unrealized gains (losses) arising during the period, net
             of tax of $67,721, $29,876, $86,301, and $29,606, respectively         110,680       44,834      141,045        44,473
          Less: Reclassification adjustment for gains included in net
            earnings, net of tax of $1,222, $11,489, and $1,222, respectively             0        1,997      (18,776)        1,997
                                                                                  ---------    ---------     --------      --------
Other comprehensive income                                                          110,680       46,831      122,269        46,470
                                                                                  ---------    ---------     --------      --------

Comprehensive income                                                               $439,571     $271,596     $959,153      $718,785
                                                                                  =========    =========    =========     =========


See Notes to Consolidated Financial Statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                       Nine  Months Ended
                                                                 September 30,    September 30,
                                                                     1998             1997
                                                                 -------------    -------------
Cash flows from operating activities:
   Net earnings                                                  $    836,884      $   672,315
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                      311,144          261,157
       Provision for loan losses                                      263,481          164,071
       Net loss (gain) on sale of investment securities               (30,265)           3,219
       Net gain on sale of fixed asset                                      0           (1,000)
       Net change in:
         Interest receivable                                         (158,054)         (29,763)
         Interest payable                                             (74,911)         (68,246)
         Other assets                                                 (70,550)         (79,201)
         Accrued expenses and other liabilities                      (100,041)         (68,539)
                                                                 ------------      -----------
       Net cash provided by operating activities                      977,688          854,013
                                                                 ------------      -----------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale        1,640,000        3,045,000
   Proceeds from sales, calls, and paydowns
     of securities available for sale                               5,935,033        2,821,777
   Purchase of securities available for sale                       (8,663,606)      (4,845,782)
   Purchase of other investments                                     (618,300)         (46,100)
   Net increase in loans                                          (13,363,702)      (3,560,499)
   Purchase of premises and equipment                                (214,988)        (100,078)
   Proceeds from sale of other real estate                             90,670                0
   Improvements to other real estate                                     (807)               0
   Proceeds from sale of fixed asset                                        0            1,000
                                                                 ------------      -----------
       Net cash used in investing activities                      (15,195,700)      (2,684,682)
                                                                 ------------      -----------
Cash flows from financing activities:
   Net change in demand and savings deposits                         (806,550)        (367,109)
   Net change in time deposits                                      2,287,303        1,967,452
   Net proceeds from Federal Home Loan Bank advances                5,500,000                0
   Net proceeds from sale of common stock                           4,821,963                0
   Net change in notes payable                                       (800,000)               0
   Cash dividends paid                                               (210,502)        (209,816)
   Proceeds from exercise of stock options                             68,175              788
                                                                 ------------      -----------
       Net cash provided by financing activities                   10,860,389        1,391,315
                                                                 ------------      -----------
Net change in cash and cash equivalents                            (3,357,623)        (439,354)
Cash and cash equivalents at beginning of period                    8,532,304       10,031,164
                                                                 ------------      -----------
Cash and cash equivalents at end of period                       $  5,174,681      $ 9,591,810
                                                                 ============      ===========


See accompanying notes to consolidated financial statements.


                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
               Consolidated Statements of Cash Flows, continued
                                  (Unaudited)

                                                                     Nine  Months Ended
                                                                 September 30,    September 30,
                                                                     1998             1997
                                                                 -------------    -------------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                       2,533,084        2,222,600
     Income taxes                                                     332,000          210,000

   Noncash investing activities:
     Transfers of loans to other real estate                          227,733           37,365
     Change in other comprehensive income, net of tax                 122,269           46,470

See accompanying notes to consolidated financial statements.


                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                  Notes to Consolidated Financial Statements


1. Basis of Presentation
   ---------------------

     The consolidated financial statements include the accounts of Community Trust Financial Services Corporation (the Company), its wholly-owned subsidiaries, Community Trust Bank (the Bank) and Metroplex Appraisals, Inc. (Metroplex), and its majority-owned subsidiary Community Loan Company (CLC).
All significant intercompany accounts and transactions have been eliminated in consolidation. Effective September 1, 1995, the Company established CLC as a non-bank subsidiary engaged in the consumer finance business. The Company owns 75% of CLC's outstanding capital stock. The remaining 25% of CLC's outstanding capital stock is owned by an individual who is employed as President of CLC.
The Company has helped finance the operations of CLC through a revolving line of credit which, at September 30, 1998, had a maximum availability of $2,750,000, of which CLC had borrowed $2,070,050. Effective May 16, 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish a non-bank subsidiary that engages in the business of providing retail establishments with automated teller machines that dispense cash or cash equivalents. The Company owns 49% of the equity in Cash Transactions, LLC (CashTrans), therefore, the Company's ownership in CashTrans is considered an investment in an unconsolidated subsidiary. The Company has helped finance the operations of CashTrans through a revolving line of credit which, at September 30, 1998, had a maximum availability of $750,000, of which CashTrans had borrowed $706,300. The financial data of the Company is not significantly affected by the operations of CashTrans.

     The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of September 30, 1998 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.


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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe the provisions of SFAS No.133 will have an impact on the consolidated financial statements upon adoption.

3.  Earnings Per Share
    ------------------

     SFAS No. 128 "Earnings Per Share" became effective for the Company for the year ended December 31, 1997. This new standard specifies the computation, presentation, and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. All net earnings per share amounts have been restated to conform to the provisions of SFAS No. 128. Net earnings per share amounts for the three months ended September 30, 1998 and September 30, 1997, and for the nine months ended September 30, 1998 and September 30, 1997 are as follows:


                                                 Net Earnings   Common Shares    Per Share
For the three months ended September 30, 1998    (Numerator)    (Denominator)     Amount
---------------------------------------------    -----------    -------------     ------
Net earnings per share                            $ 328,891        1,016,375       $ .32
                                                                                    ====
Effect of dilutive securities:
          Stock options                                   -           43,070
                                                   --------        ---------
Net earnings per share - assuming dilution        $ 328,891        1,059,445       $ .31
                                                   ========        =========        ====

                                                 Net Earnings   Common Shares    Per Share
For the three months ended September 30, 1997    (Numerator)    (Denominator)     Amount
---------------------------------------------    -----------    -------------     ------
Net earnings per share                            $ 224,765          839,264       $ .27
                                                                                    ====
Effect of dilutive securities:
          Stock options                                   -           41,793
                                                   --------          -------

Net earnings per share - assuming dilution         $224,765          881,057       $ .26
                                                   ========          =======        ====

                                                 Net Earnings   Common Shares    Per Share
For the nine months ended September 30, 1998     (Numerator)    (Denominator)     Amount
--------------------------------------------     -----------    -------------     ------
Net earnings per share                           $ 836,884          901,095        $ .93
                                                                                    ====
Effect of dilutive securities:
          Stock options                                   -           43,475
                                                   --------          -------
Net earnings per share - assuming dilution        $ 836,884          944,570       $ .89
                                                   ========          =======        ====

                                                 Net Earnings   Common Shares    Per Share
For the nine months ended September 30, 1997     (Numerator)    (Denominator)    Amount
--------------------------------------------     -----------    -------------    ------
Net earnings per share                            $ 672,315          839,250       $ .80
                                                                                    ====
Effect of dilutive securities:
          Stock options                                   -           40,403
                                                   --------          -------
Net earnings per share - assuming dilution        $ 672,315          879,653       $ .76
                                                   ========          =======        ====

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              For the Nine Month Period Ended September 30, 1998

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

Financial Condition
-------------------

     Gross loans during the first nine months of 1998 increased $13,035,391 or 22.79% over the total gross loans at December 31, 1997, as compared to an increase of $3,452,200, or 6.98%, for the same nine month period ended September 30, 1997. Management believes that the increase in loan growth was due primarily to an increase in lending personnel, and to the Bank's establishment of a loan production office in Cobb County, Georgia in April 1998.
Additionally, management believes that the relatively small increase in loan growth during the first nine months of 1997 was due primarily to an increase in competition from other financial institutions which had moved into the Bank's market area. During the quarter ended September 30, 1998, CLC operated from four relatively small offices. Consequently, its gross loans, totaling approximately $1,855,030 at September 30, 1998, or 2.64% of the Company's gross loans, do not significantly affect the financial data analyzed. Although management anticipates growth in CLC's total loans, management anticipates that CLC will have only a minimal impact on the Company's balance sheet. Management anticipates some continued increase in the Bank's loan growth for the remainder of 1998 primarily due to its increased marketing efforts which are designed to attract new borrowers in its primary lending area and to its planned establishment of a full service branch in Cobb County in the fourth quarter of 1998. Management continues to strive for increased loan volume while meeting the criteria set by its loan policy.

     The Bank's increase in gross loans for the first nine months of 1998 was funded primarily through an increase in the Bank's borrowings on its line of credit with the Federal Home Loan Bank. As of September 30, 1998, funds borrowed on this line totaled $5,500,000 at interest rates ranging from 5.51% to 5.55%. At December 31, 1997 the Company had no borrowings on its line of credit with the Federal Home Loan Bank. Additionally, the Bank's increase in gross loans for the first nine months of 1998 was funded through an increase in capital due to a contribution of $2,468,538 by the Company. Total deposits during the first nine months of 1998 increased approximately $1,480,753 or 1.81%, from $81,981,103 at December 31, 1997 to $83,461,856 at September 30,
1998. A factor which has contributed to the relatively moderate deposit growth is the increased competition from other financial institutions which have moved into Paulding County. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth. Stockholders' equity increased approximately 71.65% to $13,508,621, or $11.77 per share at September 30, 1998, as compared to stockholders' equity of $7,869,832 or $9.35 per share at December 31, 1997. Stockholders' equity increased primarily as a result of the Company's recent public offering of up to 294,118 shares of its $2.50 par value common stock at a price of $17.00 per share. On August 10, 1998, the offering was completed, with all 294,118 shares having been sold. Net proceeds to the Company from the offering, after payment of placement agent commissions and deducting the expenses of the offering, were $4,821,963.

Results of Operations
---------------------

Interest Income
---------------

     Interest income for the first nine months of 1998 was $6,420,306, representing an increase of $809,824, or 14.43% over the same period in 1997. This increase in interest income occurred primarily due to a $11,394,856, or 14.62%, increase in average interest-earning assets for the nine months ended September 30, 1998 as compared to the same period in 1997. The Company's yield on interest-earning assets was 9.61% for the period ended September 30, 1998, as compared to 9.60% for the same period in 1997.

     Additionally, the Company holds approximately $3,543,123 or 14.56% of its investment portfolio in mortgage-backed securities. These mortgage-backed securities are subject to being prepaid in part or in whole. Because a premium was paid for the purchase of some of these mortgage-backed securities, an accelerated payback can decrease earnings through faster amortization of the premium. Mortgage-backed securities also may be subject to a slowdown in repayments, especially in a rising rate environment. This type of risk is called extension risk. Management monitors the pre-payment risk and extension risk associated with the Company's investments in mortgage-backed securities in an effort to maintain an overall acceptable level of risk.

     Although the Company loses some interest income due to non-performing assets, defined as loans placed on non-accrual status, real estate acquired through foreclosure, and property acquired through repossession, management considers the Company's level of non-performing assets to be at an acceptable level. The Company's non-performing assets totaled approximately $600,406, or 0.58% of the Company's total assets as of September 30, 1998, as compared to $393,835, or 0.47% of the Company's total assets as of December 31, 1997. The Company's non-performing assets as of September 30, 1998 are comprised of $462,536 in loans placed on non-accrual status and $137,870 in real estate acquired through foreclosure, as compared to its non-performing assets as of December 31, 1997, which were comprised of $392,335 in loans placed on non-accrual status and $1,500 in property acquired through repossession. No material loss is anticipated on non-accrual or restructured loans, therefore no specific reserves or writedowns were considered necessary by management as of September 30, 1998. While there are no specific reserves for the loans designated as non-accrual and restructured by the Bank, those loans were rated as either substandard or doubtful by the Bank's internal rating system. A reserve is carried in the Bank's general allowance for loan loss in an amount equal to 15% of the balance of any loans classified as substandard and 50% of the balance of any loans classified as doubtful.

     The Bank had $114,594 in accruing loans which were contractually past due ninety days or more as of September 30, 1998, as compared to $24,364 in such delinquent loans as of December 31, 1997. The Bank had restructured loans totaling $87,787 as of September 30, 1998, as compared to $9,890 as of December 31, 1997. At September 30, 1998, CLC had delinquent loans which were contractually past due ninety days or more totaling $136,781, as compared to $97,196 as of December 31, 1997. Management considers the totals of delinquent loans at the Bank and CLC to be at acceptable levels at this time; however, factors such as a downturn in the local economy could cause levels of delinquent and non-performing assets to rise.

Interest Expense
----------------

     Interest expense for the first nine months of 1998 increased $303,819, or 14.10% as compared to the same period in 1997. This increase in interest expense occurred primarily due to a $8,521,811, or 13.13%, increase in average interest-bearing deposits and other interest-bearing liabilities for the nine months ended September 30, 1998 as compared to the same period in 1997. The Company's cost of interest-bearing deposits and other interest-bearing liabilities was 4.48% for the period ended September 30, 1998, as compared to 4.40% for the same period in 1997. The Company continues to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). The Company's net interest margin as of September 30, 1998 was 5.93%, as compared to 5.96% as of September 30, 1997.


Other Income
------------

     Other income increased approximately $219,230, or 23.71%, during the first nine months of 1998 as compared to the same period in 1997 primarily due to gains collected on sales of investment securities and increased miscellaneous income earned by the Bank. The Company's miscellaneous income increased approximately $102,474, or 301.84%, during the first nine months of 1998 as compared to the same period in 1997, primarily due to income derived from mortgage loans originated by the Bank and from gains collected on the sale of other real estate and property acquired through repossession. The Bank began originating residential mortgage loans through a single mortgage originator in January 1998.


Other Expenses
--------------

     Other expenses for the first nine months of 1998 increased $511,167, or 16.22%, as compared to the first nine months of 1997. This increase is attributable primarily to an increase in salaries and employee benefits caused by the (i) Bank's need for additional human resources due to the growing customer base of the Bank, (ii) salary and benefit costs of the Company, and
(iii) routine salary increases. Occupancy expense increased by approximately $49,986, or 10.18% for the first nine months of 1998 as compared to the same period for 1997, primarily due to increased furniture and equipment expenses at the Bank. Other operating expenses for the first nine months of 1998 increased $166,424, or 16.81% as compared to the first nine months of 1997, primarily due to increased operating costs of the Bank caused by general cost increases.


Capital
-------

     The Company is subject to regulatory capital requirements imposed by the Georgia Department of Banking and Finance (the Department). The Department has established a minimum level of capital to total assets of 5%, with certain adjustments, on a consolidated basis for bank holding companies. At September 30, 1998, the Company's ratio of capital to total average assets was 14.19%, using the Department's guidelines. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier 1 capital. Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at September 30, 1998 was 14.47%, and its ratio of Tier 1 capital to risk weighted assets was 13.22%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at September 30, 1998 was 18.83%, and its ratio of Tier 1 capital to risk weighted assets was 17.57%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to total average assets (Tier 1 leverage ratio) of 4.0% to 5.0%, including the most highly-rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier 1 leverage ratio required for the most highly-rated banks and bank holding companies with no plans to expand. The Bank substantially exceeds its

Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 9.45% as of September 30, 1998. The Company also substantially exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 12.94% as of September 30, 1998. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.


Liquidity
---------

     Liquidity represents the Company's ability to meet both loan commitments and deposit withdrawals. As of September 30, 1998, the Bank's liquidity ratio (defined as net cash, short term assets, and marketable assets divided by net deposits and short term liabilities) was 35.18%, as compared to 33.22% at September 30, 1997. The Bank maintains two lines of credit to borrow fed funds that total $3,000,000 in order to enhance liquidity. At September 30, 1998, the Bank had no borrowed funds on either of these lines of credit. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of that credit opportunity fluctuates based on criteria set by the Federal Home Loan Bank. As of September 30, 1998, $5,500,000 was outstanding under this credit facility, and approximately $1,500,000 remained available to be borrowed. Additionally, the Company has a $2,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity. As of September 30, 1998, the Company had no borrowed funds outstanding under this facility.


Year 2000
----------

     The Company has a Year 2000 plan in place. This plan is necessary because many existing computer programs use only two digits, rather than four digits, to identify a year. Such programs were designed and developed without considering the impact of the upcoming change in the century. Since many computer applications could fail or create erroneous results by or at Year 2000 if these problems are not corrected, management has implemented a plan to ensure that the Company and each of its subsidiaries is prepared to continue operations without interruption through the upcoming change in the century. Year 2000 issues relating to the Company's businesses, its operations, and its relationships with customers, suppliers, and other constituents are reviewed by a committee consisting of management and operations and technical staff. A committee of the Board of Directors reviews management's progress in execution of its plan. All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it could have on the Company and its customers. Goals of the Company's plan include evaluation of systems, prioritization of necessary updates or replacements, responsibility assignments, and establishment of a timeline for review, implementation, and testing. The plan includes steps to be taken by the Company to (i) identify, assess, evaluate, test, and validate its own date sensitive systems, (ii) amend its loan underwriting policies to include assessments, as appropriate, regarding Year 2000 readiness by commercial loan applicants, (iii) offer education to business customers regarding Year 2000 issues in their own businesses, and (iv) inform the Company's customers as to the Company's Year 2000 compliance process.


     Management believes that, to date, the goals of the plan have been met, and the testing phase is in process. It is the Company's goal to have the systems it has identified as "critical" to conducting its businesses in compliance and tested by the end of 1998. The Bank, its third-party data processor, and its correspondent bank, are participating at this time in testing of the Bank's core processing system, and the correspondent's system, with the Federal Reserve Bank of Atlanta, to ensure that communications between those entities concerning transaction processing will not be affected by any dates that have been determined to be Year 2000 sensitive. The Company estimates that its total costs of Year 2000 compliance will be $70,000 to $105,000, of which approximately $9,000 has been capitalized, an estimated $49,000 will be capitalized, and an estimated $30,000 will be charged to operations in 1998 and 1999. Management does not anticipate that the implementation of the Company's Year 2000 plan will materially impact future operating results.


     Contingency plans are being developed to mitigate the potential effects of a disruption in normal business operations. Contingency planning includes developing alternative solutions should a vendor not become compliant, as well as plans for the resumption of business if, despite the Company's best efforts, a business operation disruption occurs. The Year 2000 risks arising from relationships with borrowers and depositors are under review by management. Appropriate risk controls are being put in place to manage and mitigate Year 2000 customer risks, and contingency plans are being developed to address these risks.


     Management does not believe that Year 2000 will have a significant impact on the Company. However, there can be no assurances that the Company's Year 2000 plans will be able to successfully address each of the ways in which the Year 2000 problem may impact the Company, since the Company has limited ability to monitor or influence the Year 2000 preparedness of its customers, borrowers, vendors, and others upon whom it relies in transacting business.

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

     Not applicable


     Item 4. Submission of Matters to a Vote of Security Holders
     -----------------------------------------------------------

     Not applicable


     Item 5. Other Information
     -------------------------

     On May 12, 1998, the Company commenced a public offering of up to 294,118 shares of its $2.50 par value common stock at a price of $17.00 per share. On August 10, 1998, the offering was completed, with all 294,118 shares having been sold. Net proceeds to the Company from the offering, after payment of placement agent commissions and deducting the expenses of the offering, were $4,821,963.


     Item 6.a Exhibits
     -----------------

     Exhibit
     Number  Description
     ------  -----------
       3.2   Bylaws of the Company
       3.4   Bylaws of the Bank
       27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


     Item 6.b Reports on Form 8-K
     ----------------------------

     A Form 8-K was filed with the SEC on July 29, 1998. The Form 8-K reported information under Item 5 concerning a Standby Placement Agent Agreement and Financial Advisor Agreement entered into by the Company with Morgan Keegan & Company, Inc. The Form 8-K also reported information under Item 5 concerning a First Amendment to Escrow Agreement entered into by the Company with The Bankers Bank. Exhibits of both agreements were filed under Item 7 of the Form 8-K.

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



                      Community Trust Financial Services Corporation
                      ----------------------------------------------
                                      (Registrant)



DATE: November 6, 1998            /s/Ronnie L. Austin
                                  -------------------
                                  Ronnie L. Austin, President
                                  and Chief Executive Officer
                                  (Duly Authorized Officer)



DATE: November 6, 1998            /s/Angel J. Byrd
                                  ----------------
                                  Angel J. Byrd
                                  (Principal Accounting Officer)