Form 10KSB
period 1998-12-31
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1999-03-29
CIK 869447

                   U. S. Securities and Exchange Commission


                            Washington, D.C. 20549


                                  FORM 10-KSB



     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998


     [ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____________ to ____________



                        Commission file number 0-19030



                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                (Name of small business issuer in its charter)


       Georgia                                          58-1856582
(State of incorporation)                            (I.R.S. Employer
                                                      Identification No.)

                  3844 Atlanta Highway, Hiram, Georgia 30141
              (Address of principal executive offices)(Zip Code)



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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     Revenues for the Registrant's fiscal year ended December 31, 1998, total $10,376,130.


The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on March 18, 1999 was $18,066,227. There were 1,148,278 shares of Common Stock outstanding as of March 18, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
Portions of the Company's 1998 Annual Report to Stockholders are incorporated by reference in Part II hereof, and portions of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on April 21, 1999 are incorporated by reference in Part III hereof.

     Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                                    ---     ---

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                         Annual Report on Form 10-KSB
                  For the Fiscal Year Ended December 31, 1998

                               Table of Contents
                               -----------------
Item                                                         Page
Number                                                      Number
------                                                      ------
                               Part I

  1.      Description of Business.........................       2

  2.      Description of Property.........................      31

  3.      Legal Proceedings...............................      32

  4.      Submission of Matters to a Vote of
          Security Holders................................      32


                              Part II

  5.      Market for Common Equity and
          Related Stockholder Matters.....................      32

  6.      Management's Discussion and Analysis
          or Plan of Operation............................      32

  7.      Financial Statements............................      32

  8.      Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............      33


                              Part III

  9.      Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act...............      33

  10.     Executive Compensation..........................      33

  11.     Security Ownership of Certain Beneficial Owners
          and Management..................................      34

  12.     Certain Relationships and Related Transactions..      34

  13.     Exhibits and Reports on Form 8-K................      34

          Signatures......................................      36

          Index of Exhibits...............................      38

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

The Bank

     The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in U.S. Government and agency obligations and obligations of various states and their political subdivisions. In addition to deposits, sources of funds for the Bank's loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities, and borrowings from the Federal Home Loan Bank of Atlanta (the Federal Home Loan Bank). The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses. Management of the Bank currently anticipates that the Bank will open a full service office in Cobb County, Georgia in the third quarter of 1999, in addition to the full service branch in Cobb called Butler Crossing which opened January 1999.

Other Subsidiaries

     In addition to the Bank, the Company has invested in three non-bank subsidiaries: Community Loan Company (CLC); Cash Transactions, LLC (CashTrans); and Metroplex Appraisals, Inc.

(Metroplex). These subsidiaries historically have not had, and, during 1999, are not expected to have, a significant effect on the financial condition or results of operations of the Company.

     In 1995, the Company established CLC as a non-bank subsidiary for the purpose of engaging in the consumer finance business. Until December 31, 1998, CLC was structured as a joint venture with the Company as majority owner of 75% of CLC's outstanding capital stock. The remaining 25% of CLC's outstanding capital stock was owned by an individual who serves as President of CLC. On December 31, 1998, the Company purchased the 25% minority interest in CLC for $8,574. CLC became a wholly-owned subsidiary of the Company in order to better support CLC's expansion into new markets. CLC's first office began operations in September 1995, in Woodstock, Georgia, and CLC acquired two consumer finance offices on April 1, 1996, in Rockmart, Georgia and Rossville, Georgia, respectively. CLC acquired a consumer finance office located in Gainesville, Georgia, on April 1, 1998, and has acquired two additional offices in Dalton, Georgia, and Flowery Branch, Georgia, respectively in February and March 1999.

     In 1997, the Company participated in the establishment of CashTrans. CashTrans is a limited liability company that is owned 49% by the Company and 51% by an individual who serves as Chairman of CashTrans. CashTrans is engaged in the business of providing retail establishments (primarily convenience stores) with automated teller machines that are owned by CashTrans and that dispense cash or cash equivalents. As of February 1999, CashTrans has diversified its business into selling the same types of machines to retail establishments, if the retailer so desires. While CashTrans remains focused on placing its machines in space which is strategically located to encourage transactions, CashTrans will sell machines, thereby earning income on the sales and on future maintenance of the machines. CashTrans engages in this business in Georgia, Florida, South Carolina, Alabama, and Tennessee.

     In 1992, the Company established Metroplex as a non-bank subsidiary for the purpose of performing appraisals of residential and commercial properties for the Bank as well as other entities, such as financial institutions, mortgage companies and insurance companies. Metroplex is located in Dallas, Georgia. Since Metroplex represents less than 5% of the Company's consolidated assets and consolidated net earnings, the financial condition and results of operations of the Company are not significantly affected by the operations of Metroplex.


Business of the Company
-----------------------

     The Company's earnings depend primarily on the Bank's net interest income, which is the difference between the interest income it receives from its assets (primarily its loans and other investments) and the interest expense (or "cost of funds") which it pays on its liabilities (primarily its deposits). Net interest income is a function of (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the "interest rate spread" or "net interest spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank adheres to an asset and liability management strategy which is intended to control the impact of interest rate fluctuations upon the Company's earnings and to make the yields on the Bank's loan portfolio and other investments more responsive to its cost of funds, in part by more closely matching the maturities of its interest-earning assets and its interest-bearing liabilities, while still maximizing net interest income. Nevertheless, the Bank is and will continue to be affected by changes in the levels of interest rates and other factors beyond its control.

     Unless specifically noted below, the following information is presented on a consolidated basis reflecting the Company's performance as a whole. The Company's results of operations are dependent primarily upon the results of operations of the Bank, but also are affected, although not significantly, by the operations of CLC, CashTrans, and Metroplex. The information hereinafter set forth as it relates generally to the Company's interest-earning assets, loans and interest income includes CLC's loans, or interest income attributable to such loans. However, where such information specifically refers to the

Bank or refers to specific categories of the Company's interest-earning assets other than consumer loans, it does not include loans held by CLC. Similarly, references generally to the Company's interest-bearing liabilities, interest expense, non-interest income and non-interest expense include CLC and Metroplex unless such references are specifically to the Bank.

     For the fiscal years ended December 31, 1998 and 1997, the Company's weighted average rate earned on all interest-earning assets was 9.59% and 9.58%, respectively, and the Company's weighted average rate paid on all interest-bearing liabilities for the same years was 4.41% and 4.40%, respectively. The Company's interest rate spread for the years ended December 31, 1998 and 1997 therefore was 5.18% for both years, and its net interest income for such years was $5,508,099 and $4,719,701, respectively. For the year ended December 31, 1998, the Company's comprehensive income consisted of $1,259,896 in net earnings and $162,140 in other comprehensive income, which is composed of changes in the unrealized gain on securities available for sale, net of tax. For the year ended December 31, 1997, the Company's comprehensive income consisted of $1,038,807 in net earnings and $149,365 in other comprehensive income, which is composed of changes in the unrealized gain on securities available for sale, net of tax. The Company's net earnings per share (based on the weighted average number of shares outstanding during the year) increased from $1.24 for 1997 to $1.31 for 1998, and its net earnings per share, assuming dilution (which assumes the effects of potential common shares outstanding during the period), increased from $1.18 for 1997 to $1.26 for 1998.

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

                                                         Years Ended December 31,
                                                         -----------------------
                                                          1998     1997    1996
                                                         ------   ------  ------
     Net Interest Margin (Net interest
     income divided by average interest-
     earning assets)...................................    6.00%   5.93%   5.89%

     Return on Average Assets
     (Net earnings divided by average
     total assets).....................................    1.28%   1.19%   1.39%

     Return on Average Equity
     (Net earnings divided by
     average equity)...................................   12.50%  14.44%  16.65%

     Equity-to-Assets (Average equity
     divided by average total assets)..................   10.23%   8.27%   8.32%

     Loans to Deposits (Average
     loans divided by average
     daily deposits)...................................   79.07%  67.75%  65.94%

     Dividend Payout Ratio (Dividends
     declared by the Company divided by net earnings)..   16.71%  20.20%  19.77%

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

                                                                           Years Ended December 31,
                                 --------------------------------------------------------------------------------------------------
                                                1998                            1997                                 1996
                                 -------------------------------  ------------------------------- ----------------------------------

                                              Interest    Average              Interest    Average            Interest    Average
                                   Average    Income/     Yield/    Average     Income/     Yield/   Average   Income/     Yield/
                                   Balance    Expense(1)  Rate      Balance     Expense(1)  Rate     Balance   Expense(1)  Rate
                                 -------------------------------  --------------------------------  ------------------------------
ASSETS

Interest-earning assets:
  Loans(1)(2)..................  $64,255,136  $7,266,861  11.31%  $52,395,119  $6,075,240  11.60%  $46,043,727  $5,462,059  11.86%
  Investment securities
     Taxable...................   16,254,707     975,526   6.00%   18,771,145   1,114,266   5.94%   18,508,042   1,051,039   5.68%
     Tax-exempt(3).............    6,735,782     311,313   4.62%    4,051,859     197,710   4.88%    2,404,861     114,474   4.76%
  Federal funds sold...........    4,491,945     243,472   5.42%    4,395,506     243,198   5.53%    4,163,525     221,396   5.32%
                                 -----------  ----------  -----   -----------  ----------   -----   -----------  ----------  -----
Total interest-earning assets..  $91,737,570  $8,797,172   9.59%  $79,613,629  $7,630,414   9.58%  $71,120,155  $6,848,968  9.63%

Cash and other assets..........    6,727,872                        7,360,685                        6,533,382
                                 -----------                      -----------                      -----------

     Total assets..............  $98,465,442                      $86,974,314                      $77,653,537
                                 ===========                      ===========                      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Deposits
   NOW accounts................  $10,978,936  $  182,956   1.67%  $ 9,058,370  $  165,008   1.82%  $ 8,728,202  $  194,491  2.23%
   Money market accounts.......    8,128,145     225,244   2.77%    8,170,372     232,547   2.85%    7,747,518     216,441  2.79%
   Savings deposits............   12,909,289     371,969   2.88%   13,017,166     391,036   3.00%   12,200,662     375,845  3.08%
   Time deposits, $100,000
      and over.................   15,380,897     932,577   6.06%   13,584,221     817,029   6.01%   11,321,593     663,640  5.86%
   Time deposits, other........   22,803,962   1,312,184   5.75%   21,879,936   1,276,223   5.83%   19,834,342   1,173,908  5.92%
                                  ----------   ---------   -----   ----------   ---------   -----   ----------   ---------  -----
    Total interest-bearing
      deposits.................  $70,201,229  $3,024,930   4.31%  $65,710,065  $2,881,843   4.39%  $59,832,317  $2,624,325  4.39%

Federal funds purchased........       58,384       2,825   4.84%       16,932         671   3.96%       23,607       1,334  5.65%
Federal Home Loan Bank
   advances....................    3,502,706     195,614   5.58%          -0-         -0-    -0-           -0-         -0-   -0-
Other borrowings...............      808,473      65,704   8.13%      369,549      28,199   7.63%      466,327      35,957  7.71%
                                 -----------  ----------   -----  -----------  ----------   -----  -----------  ----------  -----

  Total interest-bearing
   liabilities.................  $74,570,792  $3,289,073  4.41%   $66,096,546  $2,910,713   4.40%  $60,322,251  $2,661,616  4.41%


Other liabilities:
  Demand deposits..............  $11,919,139                      $11,626,615                      $ 9,991,772
  Accrued interest payable and
   other liabilities...........    1,899,503                        2,058,989                          985,766
                                 -----------                      -----------                      -----------
     Total other liabilities...   13,818,642                       13,685,604                       10,977,538

        Total liabilities......  $88,389,434                      $79,782,150                      $71,299,789

Stockholders' equity...........   10,076,008                        7,192,164                        6,353,748

    Total liabilities
    and stockholders' equity...  $98,465,442                      $86,974,314                      $77,653,537
                                 ===========                      ===========                      ===========

Net interest income............               $5,508,099                      $4,719,701                       $4,187,352
                                              ==========                      ==========                       ==========

Net interest spread............                           5.18%                             5.18%                            5.22%

Net interest margin............                           6.00%                             5.93%                            5.89%

----------------------------

(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $920,413, $811,805, and $763,558, for the fiscal years ended December 31, 1998, 1997, and 1996, respectively.
(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.
(3) The average yield computed on tax-exempt securities is computed using actual yields rather than tax-equivalent yields.

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

                                            Year Ended December 31,               Year Ended December 31,
                                             1998 Compared to 1997                 1997 Compared to 1996
                                    --------------------------------------    --------------------------------
                                                     Rate/           Net                    Rate/       Net
                                       Volume        Yield         Change       Volume      Yield      Change
                                     ----------    ---------     ----------    --------   ---------   --------
Interest income:
 Loans (1)(2)......................  $1,344,621    $(153,000)    $1,191,621    $738,838  $ (125,657)  $613,181
 Investment securities (3).........       9,573      (34,710)       (25,137)    108,945      37,518    146,463
 Federal funds sold................       5,279       (5,005)           274      12,625       9,177     21,802
                                     ----------    ---------     ----------    --------   ---------   --------
    Total interest income............ 1,359,473     (192,715)     1,166,758     860,408     (78,962)   781,446


Interest expense:
 NOW accounts......................      32,859      (14,911)        17,948       7,127     (36,610)   (29,483)
 Money market accounts.............      (1,197)      (6,106)        (7,303)     11,978       4,128     16,106
 Savings deposits..................      (3,218)     (15,849)       (19,067)     24,697      (9,506)    15,191
 Time deposits, $100,000 and over..     108,886        6,662        115,548     135,688      17,701    153,389
 Time deposits, other..............      53,346      (17,384)        35,962     119,531     (17,217)   102,314
                                     ----------    ---------     ----------    --------   ---------   --------
   Total deposits....................   190,676      (47,588)       143,088     299,021     (41,504)   257,517

Other borrowings..................      222,714       12,558        235,272      (7,739)       (681)    (8,420)
                                     ----------    ---------     ----------    --------   ---------   --------

   Total interest expense.........      413,390      (35,030)       378,360     291,282     (42,185)   249,097
                                     ----------    ---------     ----------    --------   ---------   --------


Net interest income..............    $ 946,082     $(157,684)     $ 788,398    $569,126    $(36,777)  $532,
                                     =========     =========      =========    ========   =========   ========

___________
(1) Loan amounts include nonaccruing loans.
(2) Interest income includes the portion of loan fees recognized in the respective periods.
(3) Changes due to rate and volume on investment securities have been computed using actual yields on tax-exempt securities rather than tax-equivalent yields. Yields are computed on the carrying value of the securities.

     The following table sets forth the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1998. The time periods in the table represent the period, following December 31, 1998, during which an asset or liability matures or can be repriced. This interest sensitivity gap table is designed to monitor the Company's interest rate risk exposure within the designated time period. In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations. The Company's policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 10.00% to positive 10.00% in the time period of one year or less. The following table reflects that the Company's interest-earning assets and interest-bearing liabilities which reprice in the time period of one year or less are closely matched and within the Company's policy guidelines.

                                         0 to 3    4 to 6   7 to 12    1 to 5    Over 5
                                         Months    Months    Months    Years     Years     Total
                                         ------    ------   -------    ------    ------    -----
                                                      (Dollar amounts in thousands)
Interest Sensitive Assets
-------------------------
Fed Funds Sold........................  $ 2,990       -0-       -0-       -0-       -0-   $ 2,990
Investment Securities
   Taxable (1)........................      721     1,639     1,870     5,002     5,014    14,246
   Tax-exempt (1).....................      -0-       -0-       212     2,314     5,596     8,122
Loans
   Fixed rate.........................    4,258     1,934     2,147       269       -0-     8,608
   Adjustable rate....................   34,234     1,394     1,437     1,148       -0-    38,213
   Scheduled payments.................    1,946     2,403     4,677    18,305       288    27,619
                                        -------   -------   -------   -------   -------   -------

Total Interest-Sensitive Assets.......  $44,149   $ 7,370   $10,343   $27,038   $10,898   $99,798
                                        =======   =======   =======   =======   =======   =======

Interest Sensitive Liabilities
------------------------------
NOW...................................  $11,495       -0-       -0-       -0-       -0-   $11,495
Money Market..........................    9,702       -0-       -0-       -0-       -0-     9,702
Savings...............................   15,325       -0-       -0-       -0-       -0-    15,325
Time Deposits.........................    6,057     4,354     5,759     7,068       -0-    23,238
Time, in excess of $100,000...........    3,718     3,612     5,091     3,292       -0-    15,713
Other interest-bearing liabilities....      -0-       -0-       -0-     5,500       -0-     5,500
                                        -------   -------   -------   -------   -------   -------

Total Interest Sensitive Liabilities..  $46,297   $ 7,966   $10,850   $15,860   $   -0-   $80,973
                                        =======   =======   =======   =======   =======   =======


Interest Sensitivity Gap..............   (2,148)     (596)     (507)   11,178    10,898    18,825
Cumulative Gap........................   (2,148)   (2,744)   (3,251)    7,927    18,825

Ratio of cumulative gap to total
   interest sensitive assets..........   (2.15)%    (2.75)%   (3.26)%   7.94%     18.86%

-----------
(1) All investment securities are shown at the carrying value.

Lending Activities
------------------

General

     At December 31, 1998, the Company's net loan portfolio constituted approximately 68.36% of the Company's total assets. The following table sets forth the composition of the Company's loan portfolio at the indicated dates.

                                                 At December 31,
                                   --------------------------------------------
                                            1998                  1997
                                   ---------------------  ---------------------
                                     Amount     Percent     Amount     Percent
                                   -----------  --------  -----------  --------

Commercial, financial,
and agricultural.................  $10,156,937    13.64%  $ 7,765,358    13.58%

Real estate - construction.......   12,631,488    16.97%    8,308,349    14.53%

Real estate - mortgage...........   40,378,680    54.24%   30,833,493    53.91%

Consumer loans...................   11,273,056    15.15%   10,281,657    17.98%
                                   -----------   ------   -----------   ------

Total loans......................   74,440,161   100.00%   57,188,857   100.00%

Less: Allowance for loan losses..      935,234                829,232
                                       -------                -------

Total loans, net.................  $73,504,927            $56,359,625
                                   ===========            ===========

     The following table sets forth the scheduled maturities of the loans for selected categories in the Company's loan portfolio as of December 31, 1998 based on their contractual terms to maturity. Loans unpaid at maturity are renegotiated based on current market rates and terms.

                                                                             Rate Structure for Loans
                                          Loans Maturing                      Maturing Over One Year
                         -------------------------------------------------  ---------------------------
                                                                                             Floating
                          Less Than   One to Five  More than                Predetermined  or Adjustable
                          One Year       Years     Five Years     Total     Interest Rate      Rate
                         -----------  -----------  ----------  -----------  -------------  -------------
Commercial, financial
   and agricultural....  $ 3,049,000   $5,466,250  $1,641,687  $10,156,937     $3,347,080     $3,760,857

Real estate
   construction........   11,748,983      732,505     150,000   12,631,488        160,051        722,454
                         -----------  -----------  ----------  -----------  -------------  -------------

 Total.................  $14,797,983   $6,198,755  $1,791,687  $22,788,425     $3,507,131     $4,483,311
                         ===========  ===========  ==========  ===========  =============   =============


Types of Loans

Commercial, Financial, and Agricultural Loans

     Commercial, financial, and agricultural loans, hereinafter referred to as commercial loans (including non-real estate loans for agricultural purposes but excluding commercial construction loans), totaled $10,156,937 or 13.64% of the Company's gross loan portfolio at December 31, 1998. All commercial loans are held in the Bank's loan portfolio, other than one loan in the amount of $738,800 from the Company to an unconsolidated subsidiary. These loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The terms of the Bank's commercial loans generally range from three months to seven years, and the loans generally carry interest rates which adjust in accordance with changes in the prime rate. Substantially all of the Bank's commercial loans are secured and guaranteed by the principals of the business.

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

Real Estate - Construction Loans

     $12,631,488 or 16.97% of the Company's gross loans outstanding at December 31, 1998 were construction loans and acquisition and development loans. All construction and acquisition and development loans are held in the Bank's loan portfolio. The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale. The majority of the Bank's construction loans are made to residential real estate developers for single-family residential properties. Construction loans are usually variable rate loans made for terms of six months, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. Construction loans are limited to 85% of the appraised value of the lot and the completed value of the proposed structure. In response to competitive conditions, the Bank permits a portion of its single family residential construction loans extended to builders to be made without commitments for "take-out" or permanent financing from third parties.

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

Real Estate - Mortgage Loans

     At December 31, 1998, real estate - mortgage loans totaled $40,378,680 or 54.24% of the Company's gross loan portfolio. Real estate - mortgage loans include all loans secured by real estate for purposes other than construction or acquisition and development and are hereinafter referred to as real estate loans. All real estate loans are held in the Bank's loan portfolio. Of this amount, $14,371,015 or 19.31% of the Company's gross loan portfolio was comprised of loans secured by one to four family residential properties, including home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of home improvement). Most of these home equity loans are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10-15 year period. Another product called the "Community Equity Line" is offered by the Bank, which allows consumers to borrow with low closing costs on the equity in their homes. This product is a variable rate revolving line of credit, having an outside maturity of 5 years with 1.5% of the average daily balance due monthly. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

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

     The real estate loans originated by the Bank contain a "due-on-sale" clause, which provides that the Bank may declare the unpaid balance of the loan immediately due and payable upon the sale of the mortgaged property. Such clauses are an important means of reducing the average loan life and increasing the yield on existing fixed-rate real estate loans, and it is the Bank's policy to enforce due-on-sale clauses.

     At December 31, 1998, the remainder of the Company's real estate loans totaled $26,007,665 or 34.94% of the Company's gross loan portfolio. These loans were comprised of non-farm nonresidential real estate loans (including commercial real estate loans and loans secured by raw land).

Consumer Loans

     At December 31, 1998, consumer loans totaled $11,273,056 or 15.15% of the Company's gross loan portfolio. $9,335,750 or 82.81% of these loans are held in the Bank's loan portfolio, with the remainder held in CLC's loan portfolio.

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

     At December 31, 1998, consumer loans held in CLC's loan portfolio totaled $1,937,306 or 2.60% of the Company's gross loan portfolio. CLC, a consumer finance company, makes loans for up to $3,000 with original maturities of up to three years under the Georgia Industrial Loan Act (GILA). The Company considers these loans to involve a relatively high credit risk compared to other loans in the Company's portfolio. These consumer loans generally yield a higher return to the Company than consumer loans originated by the Bank. The Company believes that the generally higher yields on CLC's loan portfolio offset the higher risk associated with such loans and contribute to a profitable spread between the Company's yield on earning assets and the Company's cost of funds.

     In May 1996, the Bank began to issue MasterCard and VISA credit cards to applicants who meet the Bank's credit standards. The credit approval policy is similar to that which the Bank uses for any consumer loan customer. As of December 31, 1998, credit card loans totaled $1,201,279, or 1.61% of the Company's gross loan portfolio. The Bank considers credit card loans to involve a relatively high credit risk compared to other types of loans offered by the Bank, even though management considers its credit approval policy to be conservative. Credit card loans, therefore, generally yield a relatively high return to the Bank. The Bank believes that the generally higher yields available on credit card loans tend to offset the relatively higher risk associated with such loans, and contribute to a profitable spread between the Bank's average yield on earning assets and the Bank's cost of funds.

Origination, Purchase and Sale of Loans

     The Bank originates loans primarily in Paulding County, Georgia. The Bank also originates loans in Cobb, Douglas, and Bartow Counties, each of which is contiguous to Paulding. Loans are originated by loan officers who operate from the Bank's offices in Paulding and Cobb Counties. These loan officers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others. The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices. Management of the Bank currently anticipates that the Bank will open additional offices in Cobb County in 1999. Management expects to have lenders who will originate loans from the Cobb locations.

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

     The Bank's loan approval process is intended to be conservative but also responsive to customer needs. Loans are approved in accordance with the Bank's written loan policy, which provides for several tiers of approval authority, based on a borrower's aggregate debt with the Bank. The President, the Executive Vice President, the Senior Vice-President of Asset Quality, and the Vice-President have the authority to approve loans of up to $100,000. All other loan officers have the authority to approve secured loans of up to $50,000. There is a Loan Committee comprised of the senior officers of the Bank which must approve any loan that increases the borrower's aggregate indebtedness above an individual officer's limit, but that is not more than $250,000. The Loan Committee of the Board of Directors, comprised of the President and five non-employee Directors, must approve all loans over $250,000, and all lending relationships where a borrower's aggregate indebtedness to the Bank exceeds $250,000.

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

     CLC originates loans primarily in Cherokee, Polk, Walker, Hall, and Whitfield Counties, which are all located in northwest Georgia. Loans are originated by lenders who operate from CLC's offices in the Georgia cities of Rockmart, Rossville, Woodstock, Gainesville, Dalton, and Flowery Branch. These lenders actively solicit loan applications from existing customers. CLC also originates loans through a conditional sales contract program with retailers. CLC may expand the program with similar arrangements through other retailers. All loans made through this program must meet CLC's ordinary credit standards. CLC receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

Loan Fee Income

     In addition to interest earned on loans, the Bank receives origination fees for making loans, commitment fees for making certain loans, and other fees for miscellaneous loan-related services. Such fee income varies with the volume of loans made, prepaid or sold, and the rates of fees vary from time to time depending on the supply of funds and competitive conditions.

     Commitment fees are charged by the Bank to the borrower for certain loans and are calculated as a percentage of the principal amount of the loan. These fees normally are deducted from the proceeds of the loan and generally range from 1/2% to 1% of the principal amount, depending on the type and volume of loans made and market conditions such as the demand for loans, the availability of money and general economic conditions.

     The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans. For the year ended December 31, 1998, the Bank recognized origination, commitment and other loan fees totaling $628,683, which equaled 11.41% of the Company's net interest income for such year. For the years ended December 31, 1997 and 1996, the Bank recognized origination, commitment and other loan fees totaling $575,498 and $651,219, respectively, which equaled 12.19% and 15.55%, respectively, of the Company's net interest income for such years.

     CLC receives miscellaneous fee income from late payment charges, loan fees, maintenance fees, and miscellaneous services related to its existing loans. For the year ended December 31, 1998, CLC recognized loan fees totaling $291,730, which equaled 5.30% of the Company's net interest income for such year. For the year ended December 31, 1997, CLC recognized loan fees totaling $236,307, which equaled 5.01% of the Company's net interest income for such year.

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

     The Bank's loan portfolio is periodically reviewed by the Bank's management to identify deficiencies and to take corrective actions as necessary. As discussed below, each of the Bank's loans is assigned a rating in accordance with the Bank's internal loan rating system and is reviewed monthly to update its rating in accordance with the performance of the loan. All past due loans are reviewed monthly by the Bank's senior lending officers and by the Loan Committee of the Board of Directors, and all loans classified as substandard or doubtful, as well as any "special mention" loans, are reviewed at least monthly by the Loan Committee. In addition, all loans to a particular borrower are reviewed, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. Such reviews include, but are not limited to, the ability of the borrower to repay the loan, a re-assessment of the borrower's financial condition, the value of any collateral and the estimated potential loss to the Bank, if any.

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

     The Bank's collection procedures provide that when a loan becomes 10 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 60 days and no legal action is required. In certain circumstances, the Bank, for a fee, may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs. The Bank has two restructured loans as of December 31, 1998, which totaled $85,787. Generally, the Bank stops accruing interest on delinquent loans when payment is in arrears for 90 days (unless the obligation is both well secured and in the process of collection) or when collection otherwise becomes doubtful. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action. In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession. Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold and is carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Accounting standards define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent write-downs are provided by a charge to income through losses on other real estate in the period in which the need arises.

     The Bank attempts to sell real estate owned promptly after foreclosure, and it sold $244,183 of its real estate owned due to loan foreclosures during the year ended December 31, 1998. The book value of real estate owned that was sold by the Bank during the year ended December 31, 1998 totaled $227,733. As of December 31, 1998, there was $47,750 in real estate owned as a result of foreclosure.

     CLC's loan portfolio is periodically reviewed by CLC's management to identify deficiencies and to take corrective actions as necessary. All past due loans are reviewed daily by each CLC Office Manager and monthly by CLC's President. CLC's Board of Directors reviews the total loans considered over 90 days delinquent in their bi-monthly meetings. The Board compares delinquency rates on an office-by-office basis. CLC's collection procedures provide that when a loan becomes 5 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 90 days and no legal action is required. Generally, when an account reaches 90 to 120 days with no payment collected in that time frame, notice will be mailed to the customer stating that CLC is taking legal action against them unless the account is brought to a current status within 10 days. If the customer does not respond within that time frame, CLC typically will file suit against the parties involved in the local Magistrate Court. Generally, CLC's policy is to charge off any loan on which CLC has not received a payment in 6 months. Management may determine that a loan is in the process of collection and, therefore, the past due loan does not have to be charged off. CLC's loans which are past due 90 days or more total $104,132 as of December 31, 1998, as compared to $97,196 as of December 31, 1997.

The following table sets forth information regarding the Company's delinquent and non-performing assets as of the dates indicated.

                                                At December 31,
                                              --------------------
                                                1998       1997
                                              ---------  ---------

Accruing loans which are contractually
  past due 90 days or more..................  $176,997   $177,787

Ratio of delinquent but accruing loans to:
      Total loans...........................      0.24%      0.31%
      Total assets..........................      0.16%      0.19%

Non-performing assets:

Nonaccruing loans...........................  $555,429   $392,335
Real estate acquired through foreclosure....    47,750        -0-
Property acquired through repossession......     9,665      1,500
                                              --------   --------

      Total.................................  $612,844   $393,835
                                              ========   ========

Ratio of non-performing assets to:

Total loans and real estate acquired
   through foreclosure and repossessions....      0.82%      0.69%

Total assets................................      0.57%      0.43%


     The Bank recorded interest income on the nonaccruing loans listed above for the fiscal year ended December 31, 1998 of $28,974. The gross interest income that would have been recorded during the fiscal year ended December 31, 1998 if the nonaccruing loans listed above had been current in accordance with their original terms would have been $50,089.

Allowance for Loan Losses

     The allowance for loan losses is a means of absorbing future losses which could be incurred from the current loan portfolio. Both the Bank and CLC maintain an allowance for loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

     The Bank maintains a general allowance in the range of 1.00% to 1.50% of the total principal amount of loans outstanding (less the total principal amount of loans outstanding that are secured by certificates of deposit), and management adjusts the general allowance monthly by charges to income in response to changes in the outstanding loan balance and changes in the asset quality ratings. Management also may establish specific loan loss allowances for specific loans after considering such factors as past delinquencies on the loan, the value of the underlying collateral and the size of the loan. The Bank began a special allowance in 1996 equal to 4% of the outstanding balances in its credit card portfolio, in acknowledgment of the risk related with this type of credit product. Additionally, in 1998 the Bank began a special allowance based on risks associated with Year 2000. As of December 31, 1998 management was not aware of any specific loan problems which necessitated a specific loan loss allowance. A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the general allowance for loan losses as of December 31, 1998 is adequate to absorb possible losses from loans currently in the portfolio.

     CLC maintains a general allowance for possible loan losses, in addition to the fact that a majority of the loans in CLC's portfolio are insured in case of default by the borrower. CLC may be reimbursed for any covered loan balance which goes into default. CLC's Board of Directors reviews the general allowance for loan loss on a bimonthly basis to review its adequacy in covering any future losses that may be sustained by CLC.

The following table summarizes the Company's loan loss experience for the periods indicated.

                                                                                      Years Ended December 31,
                                                                                      ------------------------
                                                                                           1998       1997
                                                                                         --------   --------
Allowance for possible loan losses,
 beginning of the period...........................................                      $829,232   $713,518

Charge-offs for the period:
  Commercial, financial, and agricultural..........................                        14,385      7,459
  Real estate - construction.......................................                           -0-        -0-
  Real estate - mortgage...........................................                           -0-        752
  Consumer.........................................................                       253,766    137,614
                                                                                         --------   --------

   Total charge-offs................................................                      268,151    145,825
                                                                                         --------   --------

Recoveries for the period:
  Commercial, financial, and agricultural..........................                      $  5,290   $  8,734
  Real estate - construction.......................................                           -0-        -0-
  Real estate - mortgage...........................................                           201        787
  Consumer.........................................................                        32,419     47,748
                                                                                         --------   --------

   Total recoveries.................................................                       37,910     57,269
                                                                                         --------   --------

Net charge-offs for the period.....................................                       230,241     88,556
                                                                                         --------   --------

Provision for loan losses charged to earnings......................                       336,243    204,270
                                                                                         --------   --------

Allowance for possible loan losses,
  end of the period................................................                      $935,234   $829,232
                                                                                         ========   ========

Ratio of allowance for loan losses to
  total average loans outstanding..................................                          1.46%      1.58%

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period....................................                          0.36%      0.17%

     In addition to the Bank's loan rating system for problem assets described above (see Problem Loans, above), the Bank has established a loan rating system for all categories of loans which assists management and the Board of Directors in determining the adequacy of the Bank's allowance for loan losses. Each loan in the Bank's portfolio is assigned a rating which is reviewed by management periodically to ensure its continued suitability. An exception is made in the case of (i) monthly installment loans which are grouped together by delinquency status such as over 10, 30, 60, or 90 days past due and (ii) problem assets which are rated as substandard, doubtful, or loss as discussed above. All other loans are assigned a rating that consists of five categories ranging from excellent to "special mention". The total amount of loans in each of these five loan rating categories is weighted by a factor of 0.50% that management believes reasonably reflects losses that can be anticipated with respect to loans in each of these categories. Loans in the substandard, doubtful, or loss categories are weighted by factors of 1%, 15%, and 50%, respectively. Based on these weightings, the Bank's management establishes an allowance for loan losses that is reviewed by its Board of Directors each month. Additionally, management takes into consideration other factors such as the amount of loans committed but unfunded, changes in the economy, and issues such as Year 2000, in order to establish an allowance for loan losses.

     The following table sets forth the Company's allocation of the allowance for loan losses as of December 31, 1998, and 1997.

                                                      At December 31, 1998                    At December 31, 1997
                                                 ------------------------------           ----------------------------
                                                               Percent of loans                       Percent of loans
                                                               in each category                       in each category
Balance at end of period applicable to            Amount       to total loans              Amount     to total loans
--------------------------------------           --------      ----------------           --------    ----------------
Commercial, financial, and agricultural..        $ 88,876           13.64%                $ 76,141           13.58%
Real estate - construction...............         103,594           16.97%                  40,045           14.53%
Real estate - mortgage...................         415,618           54.24%                 221,962           53.91%
Consumer.................................         127,200           15.15%                 124,424           17.98%
Unallocated..............................         199,946             N/A                  366,660             N/A
                                                 --------          ------                 --------          ------

     Total...............................        $935,234          100.00%                $829,232          100.00%
                                                 ========          ======                 ========          ======

Investment Activities
---------------------

     Interest earned on investments in securities, on interest-bearing deposits in other banks and on federal funds sold provides the second largest source of revenues for the Company after interest on loans, constituting $1,286,839 or 12.40% of total interest and other income for the year ended December 31, 1998, as compared to $1,555,174, or 17.60%, respectively, as of December 31, 1997.
The Company's investment portfolio totaled $22,368,036 or 20.80% of total assets at December 31, 1998, as compared to $23,322,111, or 25.38%, respectively, as of December 31, 1997. The entire investment portfolio is held by the Bank. The portfolio is designed to enhance liquidity while providing acceptable rates of return. Bank policy limits securities investments to securities having a rating of no less than "BAA" by Moody's Investors Service, Inc. or "BBB" by Standard and Poor's Corporation.


     The following table sets forth the carrying value of the Bank's investments at the dates indicated. All securities held are available for sale and are carried at fair market value.

                                                         At  December 31,
                                                   ----------------------------
                                                      1998             1997
                                                   -----------      -----------
     U.S. Government and agency
       obligations...............................  $14,245,887       $17,826,801
     Other bonds, notes, debentures
       and securities............................      919,400           301,100
     States & political subdivisions tax-exempt..    7,202,749         5,194,210
                                                   -----------       -----------

        Total....................................  $22,368,036       $23,322,111
                                                   ===========       ===========

     The following table sets forth the carrying value of the Bank's investments at December 31, 1998, the weighted average yields on the Bank's investments at December 31, 1998 and the periods to maturity of the Bank's investments from December 31, 1998.

                                                          Periods to Maturity from December 31, 1998
                                    ----------------------------------------------------------------------------------------------
                                        1 year or less             1 - 5 years             5 - 10 years          Over 10 years
                                    ----------------------     --------------------    --------------------    -------------------
                                                 Weighted                 Weighted                Weighted                Weighted
                                                 Average                  Average                 Average                 Average
                                     Amount      Yield (1)     Amount     Yield (1)    Amount     Yield (1)    Amount     Yield (1)
                                     ------      ---------     ------     ---------    ------     ---------    ------     ---------

U. S. Government
 agencies....................      $  984,422       5.32%    $4,115,561     6.04%    $2,563,852    6.46%     $  212,808     6.15%
U. S. Treasuries.............       2,523,750       6.19%       514,531     7.13%           -0-      -0-            -0-       -0-
U. S. Government agencies -
 mortgage-backed.............          99,905       5.19%       372,047     5.64%       179,077    5.22%      2,679,934     6.18%
Tax-exempt
 municipal bonds.............         211,894       6.64%     2,315,457     6.84%     1,828,355    6.77%      2,847,043     8.35%
Other bonds, notes, de-
 bentures, and securities....         919,400       5.44%           -0-       -0-           -0-      -0-            -0-       -0-
                                   ----------       -----    ----------     -----     ---------    -----      ---------     -----

 Total.......................      $4,739,371       5.85%    $7,317,596     6.34%    $4,571,284    6.53%     $5,739,785     7.22%
                                   ==========                ==========              ==========              ==========

-----------------------
 (1)The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.



Sources of Funds
----------------

General

     Time, money market, savings and demand deposits are the major source of the Company's funds for lending and other investment purposes. All deposits are held by the Bank. In addition, the Company obtains funds from loan principal repayments, proceeds from sales of loan participations and investment securities, and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and sales of loan participations and investment securities are significantly influenced by prevailing interest rates, economic conditions and the Company's asset and liability management strategies. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer term basis to support expanded lending activities and for other general business purposes. In 1998, the Company received funds through the Bank's borrowing relationship as a member of the Federal Home Loan Bank of Atlanta, and through the Company's issuance of common stock in the Offering. The Company sold 294,118 shares of common stock at a price of $17.00 per share. Net proceeds of the Offering were $4,821,662. The Bank received $5,500,000 in proceeds from notes payable to the Federal Home Loan Bank during 1998. Additionally, in 1997, the Company established a $2,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia. As of December 31, 1998, the Company had no borrowings outstanding under this facility.

Deposits

     The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balances required, the time period the funds must remain on deposit and the interest rate. Deposits are obtained primarily from the Bank's Paulding and Cobb Counties market area. The Bank does not advertise for deposits outside of this area, and as a result an insignificant amount of the Bank's deposits are from out-of-state sources. The Bank does not solicit funds from brokers, nor does it rely upon any single person or group of related persons for a material portion of its deposits. Management plans to allow transactions via the Bank's website by second quarter, thereby creating an Internet branch. The Bank has partnered with a vendor which will provide customers with a bill paying service and the ability to conduct funds transfers via a secure Internet connection. Management intends to limit potential depositors by geographic location and other criteria, in order to protect the Bank against potential losses associated with fraud.

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

     The following table sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 1998.

                                   Time Deposits
                                   $100,000 or more
                                   ----------------

3 months or less.................    $ 3,718,193
Over 3 months through 6 months...      3,611,906
Over 6 months through 12 months..      5,090,863
Over 12 months...................      3,291,853
                                     -----------
 Total outstanding...............    $15,712,815
                                     ===========

Borrowings

     The Bank has available two term federal funds lines of credit with correspondent banks, in the amounts of $3,300,000 and $1,000,000, respectively. The maximum amount borrowed under these fed funds lines during 1998 was $2,000,000. In addition, the Bank has the right to borrow from the Federal Reserve Bank of Atlanta if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements. As a member of the Federal Home Loan Bank of Atlanta, the Bank has $5,500,000 outstanding in notes payable through that relationship as of December 31, 1998, which was the maximum amount borrowed during 1998. This credit facility with The Federal Home Loan Bank is secured by 1-4 family loans, and interest rates on borrowings are competitive with time deposits of like maturities. The amount of credit available from the Federal Home Loan Bank fluctuates based on criteria set by that institution. Additionally, the Company has a $2,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity. As of December 31, 1998, the Company had no borrowings outstanding under this facility, and $1,600,000 was the maximum amount outstanding during 1998. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer term basis to support expanded lending activities and for other general business purposes.

Retail Services

     The Bank provides its customers with a variety of retail banking services. The Bank is a member of the HONOR(R) and CIRRUS(R) systems of automated teller machines and point of sale terminals, which provide Bank customers with access to HONOR(R) and CIRRUS(R) services throughout the world. The Bank maintains full-service ATMs and Mini-ATM locations throughout its market area. These Mini-ATMs issue scrip, instead of cash, which may be redeemed by the customer only at the establishment where the Mini-ATM is located. The Bank also provides (in addition to the lending and deposit services described above) a variety of checking accounts, savings programs, night depository services, safe deposit facilities and credit card plans (MasterCard and VISA).

Securities Brokerage and Insurance Services
-------------------------------------------

     The Bank makes securities brokerage execution services available to its customers through PrimeVest Financial Services, Inc. at commissions which are up to 50% less than standard brokerage commissions. Beginning in January, 1998, the Bank began affording its customers access to a broad range of insurance and investment-related services, including insurance needs analysis, retirement and estate planning alternatives, money management strategies and college tuition and other savings options. These services are being provided through Robert B. Maxwell, III, an independent, state-licensed insurance agent. Mr. Maxwell is an independent contractor affiliated with Sagemark Consulting.

Competition
-----------

     Based on total assets of $104,571,626 as of December 31, 1998, the Bank is presently one of the smaller financial institutions with offices in Paulding and Cobb Counties. The Bank faces strong competition for deposits and loans from numerous other financial institutions, some of which are community banks that expanded their services from adjacent counties into Paulding County. Larger financial institutions have greater resources and lending limits than the Bank, and typically have more branch offices. A federal credit union owned by the employees of a local public utility company also has a branch in Paulding County. Since credit unions are not subject to income taxes in the way that commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also competes for deposits and loans with commercial banks and thrift institutions in metropolitan Atlanta, some of which are affiliated with large regional financial institutions. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

     Within Georgia, competition among financial institutions is increasing due to a number of factors including, but not limited to, the acquisition of Georgia-based financial institutions by out-of-state financial institutions. In addition to facing increased competition from out-of-state financial institutions, Georgia-based financial institutions are now likely to face increased competition from other Georgia-based banks since effective July 1, 1998, Georgia now permits unrestricted state-wide branching.

Employees
---------

     As of December 31, 1998, the Bank had 58 full-time and 17 part-time employees, Metroplex had two full-time employees and one part-time employee, CLC had eleven full-time and one part-time employees, CashTrans had eight full-time employees and two part-time employees, and the Company had five full-time employees. No employees are covered by collective bargaining agreements, and the Company considers its relationship with its employees to be excellent.


Supervision and Regulation
--------------------------

General

     As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) pursuant to the Bank Holding Company Act of 1956, as amended (BHCA) and by the Georgia Department pursuant to the Financial Institutions Code of Georgia (FICG). The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission (the Commission) under federal securities laws.

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

Regulation of the Company

     General. As the bank holding company for the Bank, the Company is subject to the supervision and regulation by the Federal Reserve and the Georgia Department. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the BHCA. The Company also files an annual registration with the Georgia Department pursuant to FICG. The Federal Reserve and the Georgia Department also may make examinations of the Company and each of its subsidiaries.

     Regulatory Capital Requirements. The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve's risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1998 were 17.34% and 18.54% respectively.


     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, all but the most highly rated bank holding companies are required by the Federal Reserve to maintain a minimum leverage ratio of 4% to 5%. The Georgia Department requires a minimum Tier 1 capital to adjusted total assets ratio of 4%. The Company's leverage ratio at December 31, 1998 was 12.72%.


     If the capital of a bank holding company falls below minimum required levels, the bank holding company may be denied approval to acquire or establish additional banks or non-bank businesses. According to Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to a subsidiary bank and to commit resources to support such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support.


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

     Additionally, the Federal Change in Bank Control Act requires 60 days' prior written notice to the appropriate federal bank regulatory agency before any person may acquire "control" of a bank or bank holding company. The appropriate federal bank regulatory agency with respect to acquisitions of control of a state non-member bank, such as the Bank, is the FDIC, and the appropriate federal bank regulatory agency with respect to acquisitions of control of a bank holding company, such as the Company, is the Federal Reserve.

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

     Restrictions on Transactions with Affiliates. The Company, Metroplex, CashTrans and CLC are "affiliates" of the Bank under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to the Company, (ii) investments in the stock or securities of the Company by the Bank, (iii) the Bank's accepting the stock or securities of one of its affiliates from a borrower as collateral for loans and (iv) the purchase of assets from the Company by Bank. Further, under the BHCA, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any grant of credit, lease or sale of property or furnishing of services.

     Miscellaneous. Most bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal constitutes an unsafe or unsound practice, would violate any law, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve. The prior notice requirement does not apply to certain "well-capitalized" bank holding companies that meet specified criteria.

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

     Georgia Law. The Company also is a bank holding company within the meaning of the FICG, which provides without limitation that, without the prior approval of the Georgia Department, it is unlawful (i) for any action to be taken that causes a company to become a bank holding company, (ii) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (iii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, (iv) for any action to be taken that causes a bank to become a subsidiary of a bank holding company or (v) for any bank holding company to merge or consolidate with any other bank holding company. It also is unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Georgia Department for approval of such acquisition. One bank holding companies, such as the Company, are prohibited from acquiring another bank until their initial bank subsidiary has been incorporated for a period of at least two years.


Regulation of the Bank


     General. The Bank is a commercial bank chartered under the laws of the State of Georgia and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund (BIF) of the FDIC. The Bank is subject to the regulation, examination and supervision of the Georgia Department and the FDIC. Both the Georgia Department and the FDIC issue regulations and require the filing of reports describing the activities and financial condition of the banks under their jurisdiction. Each agency conducts periodic examinations to test compliance with various regulatory requirements and generally supervises the operation of such banks. This supervision and regulation are intended primarily for the protection of depositors. As an FDIC-insured, state-chartered bank, the Bank may not enter into certain transactions unless applicable regulatory tests are met or it obtains the prior approval of the regulatory agencies. For instance, the approval of the Georgia Department and the FDIC are required prior to any merger or consolidation or the establishment of an office at which banking business is conducted. The Bank also is regulated in certain respects by the Federal Reserve.

     Georgia Law. The Bank derives its lending and investment authority primarily from the applicable provisions of the FICG and the rules and regulations promulgated thereunder by the Georgia Department. Under these laws and regulations, commercial banks, including the Bank, may invest in real estate mortgages, commercial and consumer loans, certain types of securities, including certain corporate debt and equity securities, asset backed securities, and obligations of federal, state and local governments and agencies, and certain other assets. A Georgia chartered bank's lending powers generally are subject to certain restrictions, including limits on amounts loaned to one borrower. Additionally, the exercise by an FDIC insured commercial bank of the lending and investment powers of a commercial bank under the FICG may be limited by FDIC regulations.


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


     The FICG prohibits the payment of dividends by a state chartered bank if such bank is insolvent or would thereby be rendered insolvent, if such dividend is contrary to restrictions contained in the bank's articles of incorporation, if the dividend would be paid from other than retained earnings or if the bank does not have the required amount of paid-in capital and appropriated retained earnings. In addition, pursuant to regulations adopted by the Georgia Department, a Georgia-chartered bank must have the approval of the Georgia Department to pay cash dividends, unless at the time of such payment (i) the total classified assets at the most recent examination of the bank do not exceed 80% of the bank's equity capital and reserves as reflected by such examination;
(ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, of the bank for the previous calendar year; and (iii) the ratio of the bank's equity capital, as defined, to adjusted total assets, as defined, is not less than 6%.


     Under FICG, the Georgia Department may issue orders to a Georgia chartered bank to submit to an investigation by the Georgia Department, to discontinue unauthorized or unsafe practices or to keep prescribed books and accounts. If the Georgia Department finds that any director or officer of any banking organization has violated any law or duly enacted regulation, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after being notified by the Georgia Department to discontinue such practices, or has been indicted for any crime involving moral turpitude or breach of trust, or has filed for bankruptcy protection from creditors, the Georgia Department may remove such director or officer from office. No director or officer of the Bank has been found by the Georgia Department to have engaged in, or has been investigated by the Georgia Department with respect to, any of such activities.


Insurance of Accounts


     Deposits of the Bank are insured by the FDIC to a maximum of $100,000 for each insured depositor through the Bank Insurance Fund. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as "insured institutions"). Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against an insured institution if the institution or any director, officer or employee thereof engages in unsafe and unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination. The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions. The FDIC may revalue assets of an institution, based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such reevaluation and the book value of the assets.


     The FDIC has adopted a risk-related deposit insurance system. Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: "well capitalized," "adequately capitalized," or "under capitalized." Within each risk classification, there are three subgroups. Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution's primary federal regulator. Depending upon a BIF member's risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as .04% of insured deposits or as high as .31% of insured deposits. The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is zero percent of insured deposits for the period from January 1, to June 30, 1999. This is the most favorable assessment rate applicable to any insured institution. However, the Deposit Insurance Funds Act of 1996 (DIFA) requires that a Financing Corporation (FICO) assessment be paid by the Bank in 1999. The annual FICO assessment rate for banks is presently .01198% of deposits. The Bank paid $9,590 in assessments, which was the minimum set by the FDIC for that period, during the year ended December 31, 1998.

     The FDIC has issued risk-based and leverage capital guidelines similar to that issued by the

Federal Reserve and discussed above. At December 31, 1998, the Bank had Tier 1 capital of $9,872,495, or 9.64% of total average assets.


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

     Federal Reserve. Although the Bank is not a member of the Federal Reserve System, it is subject to Federal Reserve regulations that require it to maintain reserves against its transaction accounts (primarily checking accounts).
Because reserves generally must be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the Bank's cost of funds. The Federal Reserve regulations currently require that average daily reserves be maintained against transaction accounts in the amount of 3% of the aggregate of such net transaction accounts up to $46.5 million, plus 10% of the total in excess of $46.5 million.

     Prompt Corrective Action. The Federal Deposit Insurance Act (FDIA), among other things, requires the federal regulatory agencies to take "prompt corrective action" if a depository institution does not meet minimum capital requirements. The FDIA establishes five capital tiers: "well capitalized;" "adequately capitalized;" "undercapitalized;" "significantly undercapitalized;" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

     The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the total capital ratio, tier 1 capital ratio and the leverage ratio. Under the regulations, a FDIC-insured bank will be:

          "well capitalized" if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

          "adequately capitalized" if it has a total capital ratio of 8% or greater, a tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized;"

          "under capitalized" if it has a total capital ratio of less than 8%, a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances);

          "significantly undercapitalized" if it has a total capital ratio of less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and

          "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets.


     An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 1998, the Company and the Bank each had capital levels that qualify each as being "well capitalized" under such regulations.

     The FDIA generally prohibits a FDIC-insured bank from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be "undercapitalized." "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank's capital. In addition, for a capital restoration plan to be acceptable, the bank's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to 5% of the bank's total assets at the time it became "undercapitalized;" and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

     "Significantly undercapitalized" insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. A bank that is not "well capitalized" is subject to certain limitations relating to so-called "brokered" deposits.

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

     The Georgia legislature enacted legislation which, effective July 1, 1996, allowed Georgia-based banks to branch into up to three counties in addition to the county in which their main office is located. This same legislation eliminated all branching restrictions, thereby permitting unrestricted state-wide branching, effective July 1, 1998.

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

     As a subsidiary of the Company, CLC also is subject to examination by the Federal Reserve pursuant to the BHCA and by the Georgia Department pursuant to the FICG. The Federal Reserve and the Georgia Department also may make examinations of CLC.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company and the Bank operate from a main office and five branch offices in Paulding and Cobb Counties in Georgia. The main office, built in 1988 and located at 3844 Atlanta Highway in Hiram, Georgia, contains approximately 16,000 square feet. The Bank owns the land and the building at this location. The Company pays rent for the use the premises, equipment and furniture of the Bank. Metroplex and CashTrans lease office space in Dallas, Georgia. CLC leases office space in the Georgia cities of Woodstock, Rockmart, and Rossville, Gainesville, Dalton, and Flowery Branch.

     The Bank opened a full service branch office at 100 Hardee Street, Dallas, Paulding County, Georgia in June 1991. The Bank leases the land and owns the building at this location, which contains approximately 1,150 square feet and includes three teller stations and two drive-in window teller stations. The lease on this property has been extended until June 2000. In December 1991, the Bank also opened a full service office located in the Kroger grocery store of the Paulding Commons Shopping Center, 4215 Jimmy Lee Smith Parkway in Hiram, Georgia. The Bank leases its office space in the grocery store and owns the furniture, fixtures and equipment used in the Bank office. In January 1996, the Bank opened a full service office at 105 Brownsville Road, Powder Springs, Georgia which is located in the Brownsville Crossing Shopping Center. The Bank leases its office space in the shopping center and owns the furniture, fixtures, and equipment used in the Bank office. In April 1998, the Company entered into a lease for the Bank's limited services facility at Barrett Court in Kennesaw, Georgia which is located in the Town Center area of Cobb County. In January 1999, the Bank opened a full service office at 3161 Cobb Parkway, Suite 100, Kennesaw, Georgia which is located in the Butler Crossing Shopping Center. The Bank leases its office space in the shopping center and owns the furniture, fixtures, and equipment used in the Bank office.

     At December 31, 1998, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by the Company was $2,237,830. Data processing services are provided by an outside service bureau.

     The Company believes that its facilities are adequate and suitable for the Company's current business and its anticipated business for the foreseeable future.

     The Company is unaware of any potential environmental liability that it may incur in connection with any properties or other assets owned by it.

     None of the properties owned by the Company or the Bank is subject to encumbrances.




ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     There are no material legal proceedings to which the Company or the Bank is a party or to which any of their properties is subject. The Bank and CLC are periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                 PART II
                                 -------

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------

     Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the caption "Selected Annual Consolidated Financial Data" in the Company's 1998 Annual Report to Stockholders. Such information is incorporated herein by reference.

     The Company's ability to pay dividends is dependent on dividends paid by the Bank, if any. Additionally, Georgia law imposes certain restrictions on the payment of cash dividends by the Bank. See "Item 1. Business - Supervision and Regulation."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     Selected consolidated financial data for the Company for each of the five fiscal years ending December 31, 1998, 1997, 1996, 1995, and 1994 are set forth under the caption "Selected Annual Consolidated Financial Data" in the Company's 1998 Annual Report to Stockholders. Such information is incorporated herein by reference. A discussion of the Company's financial condition and results of operations at and for the dates and periods covered by the consolidated financial statements of the Company is set forth in the Company's 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such discussion is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The following consolidated financial statements of the Company, together with the Report of Independent Certified Public Accountants thereon, which are set forth in the Company's 1998 Annual Report to Stockholders, are incorporated herein by reference:

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Earnings for the years ended
      December 31, 1998, 1997 and 1996

     Consolidated Statements of Comprehensive Income for the years ended
      December 31, 1998, 1997 and 1996

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996

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


                                 PART III
                                 --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     Information relating to the Directors of the Company is set forth under the caption "Proposal 1 - Election of Directors" on pages 4 through 8 of the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders (1999 Proxy Statement). Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Proposal 1 - Election of Directors - Officers" on page 9 of the 1999 Proxy Statement. To the knowledge of the Company, each person who, at any time during the year ended December 31, 1998, was a Director, Executive Officer, or beneficial owner of more than ten percent of the Company's Common Stock filed, on a timely basis, all reports required to be filed by them, during such year, pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     Information relating to executive compensation is set forth under the caption "Proposal 1 - Election of Directors - Compensation of Directors" on page 9 of the 1999 Proxy Statement and under the caption "Proposal 1 - Election of Directors - Executive Compensation" on pages 9 through 11 of the 1999 Proxy Statement and under the caption "Proposal 1 - Election of Directors - Transactions with Management" on page 11 of the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information regarding ownership of the Company's $2.50 par value Common Stock by certain persons is set forth under the captions "Voting - Principal Stockholders" on page 2 of the 1999 Proxy Statement and "Proposal 1 - Election of Directors Nominees" on pages 4 through 8 of the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information regarding certain transactions between the Company and Directors, executive officers and certain shareholders, and their affiliates, is set forth under the caption "Proposal 1 - Election of Directors - Transactions with Management" on page 11 of the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  Exhibits

     The following exhibits are filed as a part of or incorporated by reference in this report:

  Exhibit No.            Description
  -----------            -----------

      3.1*     Articles of Incorporation of the Company

      3.2      Bylaws of the Company
               (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997)

      4. The rights of security holders are defined in the Articles of Incorporation and Bylaws provided in exhibit 3.1 and 3.2, respectively.

      10.1*    1988 Stock Option Plan and related specimen copy of option

      10.2     1993 Employee Stock Option Plan
               (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

      10.3     1993 Directors Stock Option Plan
               (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

      10.5 Lease dated June 9, 1989 by and between First Baptist Church of Dallas, Georgia and the Bank relating to lease of real property (Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-k for the year ended December 31, 1992, as amended by lease extension agreement dated and filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

      10.6 License and Equipment Purchase Agreement dated as of July 27, 1991 by and between Bank South, National Association and Community Trust Bank relating to branch in Paulding Commons Kroger store (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

      10.7 Lease dated May 25, 1995 by and between Brock Investments, Inc., of Hiram, Georgia and the Bank relating to lease of real property (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

      10.9 Loan and Stock Pledge Agreement dated November 14, 1998, between the Company and The Bankers Bank (Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated November 14, 1997)

      10.10 Employment Agreement dated January 1, 1998, between the Company and Ronnie Austin

      13.+     1998 Annual Report**

      21.+     Subsidiaries

      27.+     Financial Data Schedule (electronic filing only)
__________
*Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-4, as amended (No. 33-37601).

** Certain sections of the Company's 1998 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1998 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

+ Filed herewith.

      (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company with the Commission during the quarter ended December 31, 1998.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                                        (Registrant)


Date: March 24, 1999     By:  /s/Ronnie L. Austin
                              --------------------
                              Ronnie L. Austin
                              President and Chief Executive Officer


                         By:  /s/Angel J. Byrd
                              ----------------
                              Angel J. Byrd
                              Comptroller
                              (principal accounting officer)



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1999.

     Signature                           Title
     ---------                           -----


/s/W. A. Foster III                   Chairman of the Board
-------------------
W. A. Foster III


/s/Ronnie L. Austin                   President, Chief Executive Officer and
-------------------
Ronnie L. Austin                      Director (principal executive officer)


/s/George Berry                       Director
---------------
George Berry


/s/R. Alan Bullock                    Director
------------------
R. Alan Bullock

/s/Bobbie P. Cooper                   Director
-------------------
Bobbie P. Cooper


/s/J. Calvin Earwood                  Director
--------------------
J. Calvin Earwood


/s/Tommie R. Graham                   Director
-------------------
Tommie R. Graham


/s/John C. Helms                      Director
----------------
John C. Helms

                         INDEX OF EXHIBITS
                         -----------------

Exhibit No.         Description                              Page No.
-----------         -----------                              --------


     3.1*      Articles of Incorporation of the Company

     3.2       Bylaws of the Company

     4. The rights of security holders are defined in the Articles of Incorporation and Bylaws provided in exhibit 3.1 and 3.2, respectively.

     10.1*     1988 Stock Option Plan and related specimen copy of option

     10.2      1993 Employee Stock Option Plan
               (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

     10.3      1993 Directors Stock Option Plan
               (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

     10.5 Lease dated June 9, 1989 by and between First Baptist Church of Dallas, Georgia and the Bank relating to lease of real property (Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by lease extension agreement dated and filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)

     10.6 License and Equipment Purchase Agreement dated as of July 27, 1991 by and between Bank South, National Association and Community Trust Bank relating to branch in Paulding Commons Kroger store (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

     10.7 Lease dated May 25, 1995 by and between Brock Investments, Inc., of Hiram, Georgia and the Bank relating to lease of real property (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     10.9 Loan and Stock Pledge Agreement dated November 14, 1997, between the Company and The Bankers Bank (Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated November 14, 1997)

     10.10 Employment Agreement dated January 1, 1998, between the Company and Ronnie Austin

     13.+      1998 Annual Report**

     21.+      Subsidiaries

     27.+      Financial Data Schedule (electronic filing only)

__________

*Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-4, as amended (No. 33-37601).

** Certain sections of the Company's 1998 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1998 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

+ Filed herewith.