Form 10QSB
period 1999-03-31
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1999-05-10
CIK 869447

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB


         |X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
          -
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes__ No__

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 1,148,278 shares of Common Stock outstanding as of March 5, 1999.

 Transitional Small Business Disclosure Format (check one): Yes     ; No   X

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

        ITEM                                                                                       PAGE
        NUMBER                                                                                    NUMBER
        ------                                                                                    ------
        PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

            1.   Consolidated Balance Sheets at March 31, 1999 (unaudited)
                 and December 31, 1998 (audited).........................................          1

2.       Consolidated Statements of Earnings for the three months
                 ended March 31, 1999 and March 31, 1998 (unaudited).....................          2

3.       Consolidated Statements of Comprehensive Income for the three months
                 ended March 31, 1999 and March 31, 1998 (unaudited).....................          3

            4.   Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1999 and March 31, 1998 (unaudited).....................          4

            5.   Notes to Consolidated Financial Statements..............................          6

        Item 2. Management's Discussion and Analysis or Plan of Operation................          8


        PART II - OTHER INFORMATION......................................................         14

        Item 1. Legal Proceedings........................................................         14

        Item 2. Changes in Securities and Use of Proceeds................................         14

        Item 3. Defaults upon Senior Securities..........................................         14

        Item 4. Submission of Matters to a Vote of Security Holders......................         14

        Item 5. Other Information........................................................         14

        Item 6. Exhibits and Reports on Form 8-K.........................................         14

                 Signatures..............................................................         15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                          Consolidated Balance Sheets
                     March 31, 1999 and December 31, 1998

                      Assets
                                                                                    March 31,                 December 31,
                                                                                      1999                        1998
                                                                                 ---------------             --------------
                                                                                   (Unaudited)                  (Audited)

Cash and due from banks                                                              3,704,550                   4,578,071
Federal funds sold and securities purchased under resell agreements                  1,270,000                   2,990,000
                                                                                 ---------------             --------------
   Cash and cash equivalents                                                         4,974,550                   7,568,071

U. S. Treasury  and other U. S. Government agency securities                        13,182,387                  14,245,888
  available for sale
State, county, and municipal securities available for sale                           7,848,705                   7,202,748
Other investments                                                                      919,400                     919,400
Loans                                                                               75,660,446                  74,440,161
   Less: Allowance for loan losses                                                  (1,028,252)                   (935,234)
                                                                                 ---------------             --------------
         Loans, net                                                                 74,632,194                  73,504,927

Premises and equipment                                                               2,547,498                   2,237,830
Accrued interest receivable                                                          1,024,567                   1,090,088
Other real estate and repossessions                                                     11,671                      57,415
Other assets                                                                           963,763                     701,905
                                                                                 ---------------             --------------
                                                                                   106,104,735                 107,528,272
                                                                                 ===============             ==============
         Liabilities and Stockholders' Equity
Deposits:
   Demand                                                                           13,845,820                  11,433,411
   Interest-bearing demand                                                          19,081,077                  21,197,354
   Savings                                                                          12,878,222                  15,324,527
   Time                                                                             23,378,845                  23,238,422
   Time, in excess of $100,000                                                      16,587,426                  15,712,815
                                                                                 ---------------             --------------
         Total deposits                                                             85,771,390                  86,906,529

Accrued interest payable                                                               830,104                     953,411
Accrued expenses and other liabilities                                                 201,290                     197,129
Federal Home Loan Bank advances and notes payable                                    5,500,000                   5,500,000
                                                                                 ---------------             --------------
         Total liabilities                                                          92,302,784                  93,557,069

Stockholders' equity:
   Common stock, $2.50 par value; 5,000,000 shares                                   2,870,695                   2,870,195
     authorized; 1,148,278 and 1,148,078 issued and outstanding
   Additional paid-in capital                                                        6,233,630                   6,232,554
   Retained earnings                                                                 4,535,826                   4,561,383
   Accumulated other comprehensive income                                              161,800                     307,071
                                                                                 ---------------             --------------
         Total stockholders' equity                                                 13,801,951                  13,971,203
                                                                                 ---------------             --------------
                                                                                   106,104,735                 107,528,272
                                                                                 ===============             ==============


The consolidated balance sheet at December 31, 1998 has been taken from the audited financial statements.

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                     Consolidated Statements of Earnings
                                 (Unaudited)

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                               1999                     1998
                                                                                         ---------------          ---------------
Interest income:
   Interest and fees on loans                                                               $1,991,785               $1,643,904
   Interest on federal funds sold                                                               27,208                   45,471
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies                                                208,861                  210,248
     Other                                                                                     102,051                   84,144
                                                                                         ---------------          ---------------
         Total interest income                                                               2,329,905                1,983,767

Interest expense:
   Interest on deposits
     Demand                                                                                     96,498                  102,649
     Savings                                                                                    87,564                   97,237
     Time                                                                                      313,329                  316,415
     Time, in excess of $100,000                                                               233,838                  220,752
   Interest expense - other                                                                     76,040                   22,034
                                                                                         ---------------          ---------------
         Total interest expense                                                                807,269                  759,087
                                                                                         ---------------          ---------------
         Net interest income                                                                 1,522,636                1,224,680

Provision for loan losses                                                                      169,509                   89,854
                                                                                         ---------------          ---------------
     Net interest income after
           provision for loan losses                                                         1,353,127                1,134,826
                                                                                         ---------------          ---------------
Non-interest income:
   Service charges and fees                                                                    242,979                  230,235
   Insurance commissions                                                                        81,586                   63,823
   Gain (loss) on sales of investment securities                                                     0                   23,812
   Appraisal fees                                                                               55,547                   36,050
   Mortgage banking income                                                                      27,760                    9,347
   Equity in loss of CashTrans                                                                  (3,254)                 (32,242)
   Miscellaneous                                                                                33,050                   31,285
                                                                                         ---------------          ---------------
         Total non-interest income                                                             437,668                  362,310

Non-interest expenses:
   Salaries and employee benefits                                                              782,023                  644,701
   Occupancy                                                                                   200,849                  174,425
   Other operating                                                                             453,992                  392,162
                                                                                         ---------------          ---------------
         Total non-interest expenses                                                         1,436,864                1,211,288
                                                                                         ---------------          ---------------
         Earnings before income taxes                                                          353,931                  285,848
Income taxes                                                                                    92,419                   91,671
                                                                                         ---------------          ---------------
         Net earnings                                                                         $261,512                 $194,177
                                                                                         ===============          ===============
Net earnings per common share                                                                    $0.23                    $0.23
                                                                                         ===============          ===============
Net earnings per common share - assuming dilution                                                $0.22                    $0.22
                                                                                         ===============          ===============
Dividends per common share                                                                       $0.25                    $0.25
                                                                                         ===============          ===============


See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
               Consolidated Statements of Comprehensive Income
                                 (Unaudited)

                                                                                        Three months ended
                                                                                              March 31,
                                                                                        1999              1998
Net Earnings                                                                             $261,512          $194,177
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
          Unrealized gains (losses) arising during the period, net
             of tax of $88,886, and $7,149, respectively                                 (145,271)          (13,877)
          Less: Reclassification adjustment for gains included in net
            earnings, net of tax of $8,096                                                      0           (15,716)
                                                                                   ---------------   ---------------
Other comprehensive income                                                               (145,271)          (29,593)
                                                                                   ---------------   ---------------

Comprehensive income                                                                     $116,241          $164,584
                                                                                   ===============   ===============


See Notes to Consolidated Financial Statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                                            Three months ended
                                                                                   March 31,                    March 31,
                                                                                      1999                        1998
                                                                                --------------              --------------
Cash flows from operating activities:
   Net earnings                                                                     $261,512                    $194,177
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                                     109,415                      98,623
       Provision for loan losses                                                     169,509                      89,854
       Equity in loss of unconsolidated subsidiary                                     3,254                      32,242
       Net loss (gain) on sale of investment securities                                    0                     (23,812)
       Net loss (gain) on sale of other real estate                                   (2,750)                          0
       Net change in:
         Interest receivable                                                          65,521                      35,636
         Interest payable                                                           (123,307)                    (87,980)
         Other assets                                                               (202,121)                     52,115
         Accrued expenses and other liabilities                                        4,161                    (327,085)
                                                                                --------------              --------------
       Net cash provided by operating activities                                     285,194                      63,770
                                                                                --------------              --------------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale                         228,261                   1,000,000
   Proceeds from sales, calls, and paydowns
     of securities available for sale                                              1,001,614                   4,916,699
   Purchase of securities available for sale                                      (1,050,906)                 (1,720,000)
   Purchase of other investments                                                           0                     (30,500)
   Net increase in loans                                                          (1,291,776)                 (3,689,067)
   Purchase of premises and equipment                                               (390,775)                    (84,290)
   Proceeds from sale of other real estate                                            45,500                      90,670
                                                                                --------------              --------------
       Net cash used in investing activities                                      (1,458,082)                    483,512
                                                                                --------------              --------------
Cash flows from financing activities:
   Net change in demand and savings deposits                                      (2,150,173)                 (2,841,819)
   Net change in time deposits                                                     1,015,034                     662,448
   Net proceeds from Federal Home Loan Bank advances                                       0                   2,500,000
   Net proceeds from notes payable                                                         0                     400,000
   Cash dividends paid                                                              (287,070)                   (210,502)
   Proceeds from exercise of stock options                                             1,576                       4,284
                                                                                --------------              --------------
       Net cash provided by financing activities                                  (1,420,633)                    514,411
                                                                                --------------              --------------
Net change in cash and cash equivalents                                           (2,593,521)                  1,061,693
Cash and cash equivalents at beginning of period                                   7,568,071                   8,532,304
                                                                                --------------              --------------
Cash and cash equivalents at end of period                                        $4,974,550                  $9,593,997
                                                                                ==============              ==============

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                                  (Unaudited)

                                                                                               Three months ended
                                                                                      March 31,                    March 31,
                                                                                         1999                        1998
                                                                                   ----------------            ----------------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                                              930,576                     847,067
     Income  taxes                                                                               0                     120,000

   Noncash investing activities:
     Transfers of loans to other real estate                                                     0                      90,670
     Change in other comprehensive income,net of tax                                      (145,271)                    (29,593)




See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                  Notes to Consolidated Financial Statements

1.   Basis of Presentation
     ---------------------

The consolidated financial statements include the accounts of Community Trust Financial Services Corporation (the Company) and its wholly-owned subsidiaries, Community Trust Bank (the Bank), Metroplex Appraisals, Inc. (Metroplex), and Community Loan Company (CLC). All significant intercompany accounts and transactions have been eliminated in consolidation. Effective May 16, 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish a non-bank subsidiary that engages in the business of providing retail establishments with automated teller machines that dispense cash or cash equivalents. The Company owns 49% of the equity in Cash Transactions, LLC (CashTrans) which is treated as an unconsolidated subsidiary for financial reporting purposes, and, accordingly, the Company's interest is reflected in the consolidated financial statements at its proportionate share. The Company has helped finance the operations of CashTrans through a revolving line of credit which, at March 31, 1999, had a maximum availability of $750,000, of which CashTrans had borrowed $738,800. The financial data of the Company is not significantly affected by the operations of CashTrans.

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of March 31, 1999 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.

2.   Recent Accounting Pronouncements
     --------------------------------

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for hedging derivatives and derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and initial application of the statement must be made as of the beginning of the quarter. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's financial position, results of operation or liquidity.

3.  Earnings Per Share
    ------------------

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both "net earnings per share" and "net earnings per share - assuming dilution" for the three months ended March 31, 1999 and March 31, 1998 are as follows:


                                               Net Earnings   Common Shares   Per Share
For the three months ended March 31, 1999      (Numerator)    (Denominator)   Amount
--------------------------------------------  --------------  -------------  ---------
Net earnings per share                             $261,512      1,148,185        $.23
                                                                             =========
Effect of dilutive securities:
 Stock options                                            -         44,303
                                              -------------      ---------

Net earnings per share - assuming dilution         $261,512      1,192,487        $.22
                                              =============      =========   =========


                                             Net Earnings     Common Shares   Per Share
For the three months ended March 31, 1998     (Numerator)     (Denominator)   Amount
--------------------------------------------  -------------   ------------   ---------

Net earnings per share                             $194,177        841,671        $.23
                                                                             =========
Effect of dilutive securities:
 Stock options                                            -         45,614
                                              -------------      ---------

Net earnings per share - assuming dilution         $194,177        887,285        $.22
                                              =============      =========   =========


Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                For the Three Month Period Ended March 31, 1999

Management's discussion and analysis of financial condition and results of operations analyzes the material changes in the consolidated balance sheets and statements of earnings presented herein for Community Trust Financial Services Corporation (the Company). The consolidated financial information herein include the financial condition and results of operations, for all periods presented, of the Company and its wholly-owned subsidiaries, Community Trust Bank (the Bank), and Metroplex Appraisals, Inc. (Metroplex), and Community Loan Company (CLC). In May 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish Cash Transactions, LLC (CashTrans) as another non-bank subsidiary. The Company's 49% interest in CashTrans is treated as an unconsolidated subsidiary for financial reporting purposes, and, accordingly, the Company's interest is reflected in the consolidated financial statements at its proportionate share.

Financial Condition
-------------------

Gross loans during the first three months of 1999 increased $1,220,285 or 1.64% over the total gross loans at December 31, 1998, as compared to an increase of $3,542,007, or 6.19%, for the same three month period ended March 31, 1998. Management believes that the decrease in loan growth was due primarily to seasonal fluctuations in loan demand and increased competition in the Bank's market area. Typically, the Bank and CLC experience relatively low loan demand during the first quarter of each year. Additionally, management believes that the larger increase in loan growth during the first three months of 1998 was due primarily to an increase in lending personnel, and to the Bank's establishment of a loan production office in Cobb County, Georgia. During the quarter ended March 31, 1999, CLC operated from six relatively small offices. Consequently, its gross loans, totaling approximately $1,871,202 at March 31, 1999, or 2.47% of the Company's gross loans, do not significantly affect the financial data analyzed. CLC is expected to gain five more loan offices located throughout CLC's market area during the second quarter of 1999. Although management anticipates growth in CLC's total loans, management anticipates that CLC will have only a minimal impact on the Company's balance sheet. Management anticipates an increase in the Bank's loan growth for the remainder of 1999 primarily due to its increased marketing efforts which are designed to attract new borrowers in its primary lending area and to its planned establishment of a second full service branch in Cobb County later in 1999. Management continues to strive for increased loan volume while meeting the criteria set by its loan policy.

The Bank's increase in gross loans for the first three months of 1999 was funded primarily through a decrease in federal funds sold. Federal funds are sold by the Bank on an overnight basis to other financial institutions in order to maximize interest income on all investable funds. Federal funds sold decreased by $1,720,000, or 57.53%, from $2,990,000 at December 31, 1998, to $1,270,000 at
March 31, 1999. Total deposits during the first three months of 1999 decreased approximately $1,135,139 or 1.31%, from $86,906,529 at December 31, 1998 to
$85,771,390 at

March 31, 1999. This decrease in total deposits was due primarily to changes in deposit balances maintained by some of the Bank's largest depositors. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth.

Results of Operations
---------------------

Net Interest Income

The Company's net interest income increased approximately 24.33% to $1,522,636 for the period ended March 31, 1999, as compared to $1,224,680 for the period ended March 31, 1998. Interest income for the first three months of 1999 was $2,329,905, representing an increase of $346,138, or 17.45%, over the same period in 1998. This increase in interest income occurred primarily due to a $17,294,848, or 20.81%, increase in average earning assets for the three months ended March 31, 1999 as compared to the same period in 1998. Interest expense for the first three months of 1999 increased $48,192, or 6.35% as compared to the same period in 1998. This increase in interest expense occurred primarily due to a $10,040,167, or 14.47%, increase in average interest-bearing deposits and other interest-bearing liabilities for the three months ended March 31, 1999 as compared to the same period in 1998.

The Company continues to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). Average earning assets for the period ended March 31, 1999 were $100,399,608, having a weighted average yield of 9.41%, resulting in a net interest margin of 6.15%. This compares to average earning assets for the period ended March 31, 1998 of $83,104,760, having a weighted average yield of 9.68%, resulting in a net interest margin of 5.98%. The increase in net interest margin is attributable primarily to the 20.81% increase in the Company's average earning assets, as compared to the 14.47% increase in the Company's average interest-bearing liabilities. The larger increase in the amount of the Company's interest-earning assets as compared to its interest-bearing liabilities caused a positive effect on the Company's net interest margin in 1999.

Provision for Loan Losses

The Company does lose some interest income due to non-performing assets, defined as loans placed on non-accrual status, accruing loans which are contractually past due over ninety days, real estate acquired through foreclosure, and property acquired through repossession. Prior to 1999, accruing loans which are contractually past due over ninety days were not included by management as a component of non-performing assets. Therefore, totals of non-performing assets for periods prior to 1999 have been restated to include accruing loans which are contractually past due over ninety days. Management considers the Company's level of non-performing assets to be at an acceptable level, even though loans to one borrower have caused the non-performing assets to be unusually high as of March 31, 1999. The Company's non-performing assets totaled approximately $1,694,766, or 1.60% of the Company's total assets as of March 31, 1999, as compared to $519,804, or 0.56% of the Company's total assets as of March 31, 1998. The increase in non-performing assets from 1998 to 1999 was attributable primarily to an increase in the Bank's loans placed on non-accrual status. The Bank's loans placed on non-accrual status included four loans to one borrower totaling $905,743, which are secured by real estate. Management has been closely monitoring progress of the project funded by these four extensions of credit, and anticipates full recovery of principal and interest. The Bank had one restructured loan totaling $81,897 as of March 31, 1999, as compared to one loan totaling $7,890 as of March 31, 1998. Management considers the totals of delinquent and non-performing assets at the Bank and CLC to be at acceptable levels at this time; however, factors such as a downturn in the local economy could cause levels of such assets to rise.

The Georgia Department of Banking and Finance (the Department), the Bank's primary regulatory authority, requires the Bank to maintain a loan loss allowance of not less than one percent of all outstanding loans. This allowance is used to cover future loan losses. The Company's provision for loan losses was $169,509 for the period ended March 31, 1999, as compared to $89,854 for the period ended March 31, 1998. The Company's loan loss allowance was $1,028,252, or 1.36% of outstanding loans, as of March 31, 1999. No material loss is anticipated on non-accrual or restructured loans, therefore no specific reserves or writedowns were considered necessary by management as of March 31, 1999.

Non-interest Income

Non-interest income, consisting of service charges on deposits, appraisal fees, credit life insurance commissions, securities gains, loss in CashTrans and other miscellaneous income, increased $75,358, or 20.80%, during the first three months of 1999 as compared to the same period in 1998. The increase in non-interest income resulted primarily from (i) a $28,988 decrease in the Company's equity in the loss of its unconsolidated subsidiary, CashTrans, (ii) an increase of $19,497 in appraisal fees collected by Metroplex, (iii) the Bank's collection of $18,413 in mortgage origination fees related to its mortgage division which was formed in 1998, and (iv) an increase of $17,763 in insurance commissions collected.

Non-interest Expenses

Non-interest expenses, consisting of salaries and employee benefits, occupancy and other miscellaneous expenses, increased $225,576, or 18.62%, during the first three months of 1999 as compared to the same period in 1998. The increase in non-interest expense is attributable primarily to an increase in salaries and employee benefits caused by the Company's need for additional human resources due to the growing number of locations to be staffed for the Bank and CLC, as well as routine salary increases. Occupancy expense increased by approximately $26,424, or 15.15%, for the period ended March 31, 1999, as compared to the same period in 1998, primarily due to increases in expenses associated with the Bank's addition of a loan production office and a full service branch in Cobb County, and to CLC's addition of offices in Gainesville, Dalton, and Flowery Branch. Other operating expense increased by approximately $61,830, or 15.77%, for the period ended March 31, 1999, as compared to the same period in 1998, primarily due to increased operating costs of the Company caused by general cost increases.

Capital

The Company is subject to regulatory capital requirements imposed by the Department and by the Board of Governors of the Federal Reserve System. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier 1 capital. Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at March 31, 1999, was 14.07%, and its ratio of Tier 1 capital to risk weighted assets was 12.82%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at March 31, 1999, was 18.59%, and its ratio of Tier 1 capital to risk weighted assets was 17.34%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to total average assets (Tier 1 leverage ratio) of 4.0% to 5.0%, including the most highly rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier 1 leverage ratio required for the most highly rated banks and bank holding companies with no plans to expand. The Bank substantially exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 9.10% as of March 31, 1999. The Company also substantially exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 12.43% as of March 31, 1999. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

Liquidity

Liquidity represents the Company's ability to meet both loan commitments and deposit withdrawals. Liquidity is monitored monthly by management in order to ensure compliance with the Bank's policy of maintaining adequate liquidity. As of March 31, 1999, the Bank's liquidity ratio (defined as net cash, short-term assets, and marketable assets divided by net deposits and short-term liabilities) was 22.67%, as compared to 28.48% at March 31, 1998. The Bank maintains two lines of credit to borrow fed funds that total $4,300,000 in order to enhance liquidity. At March 31, 1999, the Bank had no borrowed funds on either of these lines of credit. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship.
The amount of credit available from the Federal Home Loan Bank fluctuates based on criteria set by that institution. As of March 31, 1999, the Bank had $5,500,000 in borrowings outstanding under this facility, and approximately $200,000 remained available to be borrowed. Additionally, the Company has a $2,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity. As of March 31, 1999, the Company had no borrowed funds outstanding under this facility.

Year 2000

The Company has a Year 2000 plan in place. This plan is necessary because many existing computer programs use only two digits, rather than four digits, to identify a year. Such programs were designed and developed without considering the impact of the upcoming change in the century. Since many computer applications could fail or create erroneous results by or at Year 2000 if these problems are not corrected, management has implemented a plan to ensure that the

Company and each of its subsidiaries is prepared to continue operations without interruption through the upcoming change in the century. This plan is in accordance with applicable guidelines and regulations of the Federal Financial Institutions Examination Council as adopted by the Department and the Federal Deposit Insurance Corporation. Year 2000 issues relating to the Company's businesses, its operations, and its relationships with customers, suppliers, and other constituents are reviewed by a committee consisting of management and operations and technical staff. A committee of the Board of Directors reviews management's progress in execution of its plan. All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it could have on the Company and its customers. Goals of the Company's plan include evaluation of systems, prioritization of necessary updates or replacements, responsibility assignments, and establishment of a timeline for review, implementation, and testing. The plan includes steps to be taken by the Company to (i) identify, assess, evaluate, test, and validate its own date sensitive systems, (ii) amend its loan underwriting policies to include assessments, as appropriate, regarding Year 2000 readiness by commercial loan applicants, (iii) offer education to business customers regarding Year 2000 issues in their own businesses, and (iv) inform the Company's customers as to the Company's Year 2000 compliance process.

Management believes that, to date, the goals of the plan have been met, and the testing phase is in process. The Company has tested the systems it has identified as "critical" to conducting its businesses, and has found those systems to be ready for the Year 2000. The Bank, its third-party data processor, and its correspondent bank, participated in testing of the Bank's core processing system, and the correspondent's system, with the Federal Reserve Bank of Atlanta, to ensure that communications between those entities concerning transaction processing will not be affected by any dates that have been determined to be Year 2000 sensitive. The Bank has conducted its testing with close regulatory supervision by state and federal agencies. Additionally, the Bank engaged the services of a firm to provide independent review concerning its preparation for Year 2000, and such review was completed in the first quarter of 1999. The Bank received satisfactory results from this review, and management learned even more about certain factors in preparation of Y2K. Customer awareness training has been provided to the Bank's employees, which will equip them to respond to customer inquiries about the Bank's Year 2000 readiness. The Company estimates that its total costs of Year 2000 compliance will be $70,000 to $105,000. Costs incurred in 1998 were approximately $36,800, of which $9,000 was capitalized, and $27,800 was charged to expense. Management estimates that, in 1999, an additional $13,000 will be capitalized, and $35,500 will be charged to operations expense. Management does not anticipate that the implementation of the Company's Year 2000 plan will materially impact future operating results.

Contingency plans are being developed to mitigate the potential effects of a disruption in normal business operations. Contingency planning includes developing alternative solutions should a vendor not become compliant, as well as plans for the resumption of business if, despite the Company's best efforts, a business operation disruption occurs. Management intends to test contingency planning during the second quarter of 1999. The Year 2000 risks arising from relationships with borrowers and depositors are under review by management. Appropriate risk controls are being put in place to manage and mitigate Year 2000 customer risks, and contingency plans are being developed to address these risks.

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

Forward-Looking Statement

Some of the foregoing statements are forward-looking statements which reflect significant assumptions and subjective judgements believed by management to be reasonable as of the date of this report. They do not constitute a forecast or prediction of actual results, and actual performance and financial results may differ materially from those anticipated due to a variety of factors, including but not limited to (i) increased competition with other financial institutions,
(ii) lack of sustained growth in the local economy, (iii) rapid fluctuations in interest rates, and (iv) changes in the legislative and regulatory environment. The foregoing statements should not be construed as exhaustive and the Company disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this report.

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

     No reports on Form 8-K were filed during the period ended March 31, 1999.

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



                Community Trust Financial Services Corporation
                ----------------------------------------------
                                (Registrant)



DATE: May 5, 1999        /s/ Ronnie L. Austin
                         --------------------
                         Ronnie L. Austin, President
                         and Chief Executive Officer
                         (Duly Authorized Officer)



DATE: May 5, 1999        /s/ Angel J. Byrd
                         -----------------
                         Angel J. Byrd
                         (Principal Accounting Officer)