Form 10QSB
period 1999-06-30
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1999-08-13
CIK 869447

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB


          [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No__
                                                             ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes  X   No__
                                               ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 1,189,108 shares of Common Stock outstanding as of August 8, 1999.

  Transitional Small Business Disclosure Format (check one): Yes___; No X
                                                                       ---

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 1999

                               Table of Contents
                               -----------------

Item                                                                                                           Page
Number                                                                                                        Number
------                                                                                                        ------
Part I - Financial Information

Item 1. Financial Statements

     1.   Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998 (audited)............     1

     2.   Consolidated Statements of Earnings for the three months ended June 30, 1999 and June 30, 1998,
           and the six months ended June 30, 1999 and June 30, 1998 (unaudited)...............................     2

     3.   Consolidated Statements of Comprehensive Income for the three months ended June 30, 1999 and
           June 30, 1998, and the six months ended June 30, 1999 and June 30, 1998 (unaudited)................     3

     4.   Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and June 30, 1998
           (unaudited)........................................................................................     4

     5.   Notes to Consolidated Financial Statements..........................................................     6

Item 2.   Management's Discussion and Analysis or Plan of Operation...........................................     8


Part II - Other Information...................................................................................    15

Item 1.   Legal Proceedings...................................................................................    15

Item 2.   Changes in Securities and Use of Proceeds...........................................................    15

Item 3.   Defaults upon Senior Securities.....................................................................    15

Item 4.   Submission of Matters to a Vote of Security Holders.................................................    16

Item 5.   Other Information...................................................................................    16

Item 6.   Exhibits and Reports on Form 8-K....................................................................    16

          Signatures..........................................................................................    17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                 Consolidated Balance Sheets
            June 30, 1999 and December 31, 1998

                    Assets

                                                                                            June 30,             December 31,
                                                                                              1999                  1998
                                                                                         -------------            --------------
                                                                                           (Unaudited)              (Audited)
Cash and due from banks                                                                      7,279,826                 4,578,071
Federal funds sold and securities purchased
 under resell agreements                                                                             0                 2,990,000
                                                                                         -------------            --------------
 Cash and cash equivalents                                                                   7,279,826                 7,568,071

U. S. Treasury  and other U. S. Government agency securities                                14,299,259                14,245,888
 available for sale
State, county, and municipal securities available for sale                                   7,909,926                 7,202,748
Other investments                                                                              614,500                   919,400
Loans                                                                                       84,797,639                74,440,161
 Less: Allowance for loan losses                                                            (1,145,464)                 (935,234)
                                                                                         -------------           ---------------
       Loans, net                                                                           83,652,175                73,504,927

Premises and equipment                                                                       2,896,210                 2,237,830
Accrued interest receivable                                                                  1,023,995                 1,090,088
Other real estate and repossessions                                                                  0                    57,415
Other assets                                                                                 1,611,521                   701,905
                                                                                         -------------           ---------------
                                                                                           119,287,412               107,528,272
                                                                                         =============           ===============
     Liabilities and Stockholders' Equity
Deposits:
 Demand                                                                                     14,409,037                11,433,411
 Interest-bearing demand                                                                    24,664,997                21,197,354
 Savings                                                                                    13,710,366                15,324,527
 Time                                                                                       25,595,979                23,238,422
   Time, in excess of $100,000                                                              17,191,376                15,712,815
                                                                                         -------------           ---------------
       Total deposits                                                                       95,571,755                86,906,529

Securities sold under repurchase agreements                                                  1,920,850                         0
Accrued interest payable                                                                       853,062                   953,411
Accrued expenses and other liabilities                                                         204,096                   197,129
Federal funds purchased                                                                        470,000                         0
Federal Home Loan Bank advances and notes payable                                            5,745,000                 5,500,000
                                                                                         -------------           ---------------
       Total liabilities                                                                   104,764,763                93,557,069

Stockholders' equity:
 Common stock, $2.50 par value; 5,000,000 shares                                             2,972,770                 2,870,195
  authorized; 1,189,108 and 1,148,078 issued
  and outstanding
 Additional paid-in capital                                                                  6,825,664                 6,232,554
 Retained earnings                                                                           4,820,391                 4,561,383
 Accumulated other comprehensive income                                                        (96,176)                  307,071
                                                                                         -------------           ---------------
       Total stockholders' equity                                                           14,522,649                13,971,203
                                                                                         -------------           ---------------
                                                                                           119,287,412               107,528,272
                                                                                         =============           ===============

The consolidated balance sheet at December 31, 1998 has been taken from the audited financial statements. See accompanying notes to consolidated financial statements.

     COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
       Consolidated Statements of Earnings
                           (Unaudited)

                                                    Three months ended            Six months ended
                                                          June 30,                    June 30,
                                                     1999         1998           1999         1998
                                                  ----------   ----------     ----------   ----------
Interest income:
   Interest and fees on loans                     $2,120,926   $1,747,455     $4,112,711   $3,391,359
   Interest on federal funds sold                     60,665       73,164         87,873      118,635
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies      190,579      238,581        399,440      448,829
     Other                                           122,188       88,556        224,239      172,700
                                                  ----------   ----------     ----------   ----------
         Total interest income                     2,494,358    2,147,756      4,824,263    4,131,523

Interest expense:
   Interest on deposits
     Demand                                           97,852      100,431        194,350      203,080
     Savings                                          85,820       94,925        173,384      192,162
     Time                                            325,111      330,547        638,440      646,962
     Time, in excess of $100,000                     243,396      231,856        477,234      452,608
   Interest expense - other                           85,216       71,525        161,256       93,559
                                                  ----------   ----------     ----------   ----------
         Total interest expense                      837,395      829,284      1,644,664    1,588,371
                                                  ----------   ----------     ----------   ----------
         Net interest income                       1,656,963    1,318,472      3,179,599    2,543,152

Provision for loan losses                            131,550       80,320        301,059      170,174
                                                  ----------   ----------     ----------   ----------
     Net interest income after
           provision for loan losses               1,525,413    1,238,152      2,878,540    2,372,978
                                                  ----------   ----------     ----------   ----------
Other income:
   Service charges and fees                          246,154      241,392        489,133      471,627
   Insurance commissions                              79,195       77,495        160,781      141,318
   Gain (loss) on sales of investment securities           0        6,453              0       30,265
   Appraisal fees                                     45,025       40,300        100,572       76,350
   Mortgage banking income                            31,005       15,594         58,765       24,941
   Equity in earnings of CashTrans                    12,364      (13,009)         9,110      (45,251)
   Miscellaneous                                      44,700       28,477         77,750       59,762
                                                  ----------   ----------     ----------   ----------
         Total other income                          458,443      396,702        896,111      759,012

Other expenses:
   Salaries and employee benefits                    865,157      640,828      1,647,180    1,285,529
   Occupancy                                         250,546      182,519        451,395      356,944
   Other operating                                   476,154      385,700        930,146      780,223
                                                  ----------   ----------     ----------   ----------
         Total other expenses                      1,591,857    1,209,047      3,028,721    2,422,696
                                                  ----------   ----------     ----------   ----------
         Earnings before income taxes                391,999      425,807        745,930      709,294
Income taxes                                         107,434      109,290        199,853      200,961
Minority interest in earnings (loss) of
   consolidated subsidiary                                 0        2,701              0          340
                                                  ----------   ----------     ----------   ----------

         Net earnings                             $  284,565   $  313,816     $  546,077   $  507,993
                                                  ==========   ==========     ==========   ==========
Net earnings per common share                     $     0.24   $     0.37     $     0.47   $     0.60
                                                  ==========   ==========     ==========   ==========
Net earnings per common share - assuming dilution $     0.23   $     0.35     $     0.45   $     0.57
                                                  ==========   ==========     ==========   ==========
Dividends per common share                        $     0.00   $     0.00     $     0.25   $     0.25
                                                  ==========   ==========     ==========   ==========

See accompanying notes to consolidated financial statements.

     COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
       Consolidated Statements of Comprehensive Income
                           (Unaudited)

                                                                                   Three months ended         Six months ended
                                                                                        June 30,                   June 30,
                                                                                   1999          1998         1999         1998
Net Earnings                                                                    $  284,565   $  313,816   $  546,077   $  507,993
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
          Unrealized gains (losses) arising during the period, net
             of tax of $157,846, $27,648, $246,732, and $18,580, respectively     (257,976)      45,185     (403,247)      30,365
          Less: Reclassification adjustment for gains included in net
            earnings, net of tax of $2,450, and $11,489, respectively                    0       (4,003)           0      (18,776)
                                                                                ----------   ----------   ----------   ----------
Other comprehensive income                                                        (257,976)      41,182     (403,247)      11,589
                                                                                ----------   ----------   ----------   ----------

Comprehensive income                                                            $   26,589   $  354,998   $  142,830   $  519,582
                                                                                ==========   ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

     COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
      Consolidated Statements of Cash Flows
                          (Unaudited)

                                                                                Six months ended
                                                                          June 30,             June 30,
                                                                           1999                 1998
                                                                           ----                 ----
Cash flows from operating activities:
   Net earnings                                                       $   546,077          $   507,993
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                          246,360              205,288
       Provision for loan losses                                          301,059              170,174
       Equity in loss (gain) of unconsolidated subsidiary                  (9,110)              45,251
       Net loss (gain) on sale of investment securities                         0              (30,265)
       Net loss (gain) on sale of other real estate                        (2,750)                   0
       Net loss on sale of fixed asset                                      6,039                    0
       Net change in:
         Interest receivable                                               66,093              (70,811)
         Interest payable                                                (100,349)             (47,089)
         Other assets                                                    (697,701)            (118,566)
         Accrued expenses and other liabilities                             6,967             (133,280)
                                                                     ------------       --------------
       Net cash provided by operating activities                          362,685              528,695
                                                                     ------------       --------------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale            1,728,261            1,500,000
   Proceeds from sales, calls, and paydowns
     of securities available for sale                                   1,481,461            5,615,574
   Purchase of securities available for sale                           (4,632,117)          (7,960,876)
   Purchase of other investments                                                0             (618,300)
   Proceeds from sales of other investments                               304,900                    0
   Net increase in loans                                              (10,443,307)          (5,044,829)
   Purchase of premises and equipment                                    (854,120)            (195,693)
   Proceeds from sale of other real estate                                 45,500               90,670
   Proceeds from sale of fixed asset                                        8,800                    0
                                                                     ------------       --------------
       Net cash used in investing activities                          (12,360,622)          (6,613,454)
                                                                     ------------       --------------
Cash flows from financing activities:
   Net change in demand and savings deposits                            4,829,108           (3,214,659)
   Net change in time deposits                                          3,836,118            2,010,662
   Net change in securities sold under repurchase agreements            1,920,850                    0
   Net change in federal funds purchased                                  470,000                    0
   Net proceeds from Federal Home Loan Bank advances                            0            5,500,000
   Net proceeds from notes payable                                        245,000              800,000
   Cash dividends paid                                                   (287,070)            (210,502)
   Net proceeds from issuance of common stock                             694,110                    0
   Proceeds from exercise of stock options                                  1,576               14,336
                                                                     ------------       --------------
       Net cash provided by financing activities                       11,709,692            4,899,837
                                                                     ------------       --------------
Net change in cash and cash equivalents                                  (288,245)          (1,184,922)
Cash and cash equivalents at beginning of period                        7,568,071            8,532,304
                                                                     ------------       --------------
Cash and cash equivalents at end of period                            $ 7,279,826          $ 7,347,382
                                                                     ------------       --------------

See accompanying notes to consolidated financial statements.

     COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                               (Unaudited)

                                                                       Six months ended
                                                                  June 30,            June 30,
                                                                    1999                1998
                                                                    ----                ----
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                  1,745,013            1,635,460
     Income  taxes                                               190,000              205,000

   Noncash investing activities:
     Transfers of loans to other real estate                           0               90,670
     Change in other comprehensive income,net of tax            (403,247)              11,589

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                  Notes to Consolidated Financial Statements

1.   Basis of Presentation
     ---------------------

The consolidated financial statements include the accounts of Community Trust Financial Services Corporation (the Company) and its wholly-owned subsidiaries, Community Trust Bank (the Bank), Metroplex Appraisals, Inc. (Metroplex), and Community Loan Company (CLC). All significant intercompany accounts and transactions have been eliminated in consolidation. Effective May 16, 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish a non-bank subsidiary that engages in the business of providing retail establishments with automated teller machines that dispense cash or cash equivalents. The Company owns 49% of the equity in Cash Transactions, LLC (CashTrans) which is treated as an unconsolidated subsidiary for financial reporting purposes, and, accordingly, the Company's interest is reflected in the consolidated financial statements at its proportionate share. Until July 1999, the Company had helped finance the operations of CashTrans through a revolving line of credit, which, at June 30, 1999, had a maximum availability of $750,000, of which CashTrans had borrowed $738,800. In July, CashTrans paid its loan from the Company after arranging a line of credit with Bankers Bank in Atlanta, Georgia. The financial data of the Company is not significantly affected by the operations of CashTrans.

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of June 30, 1999 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.

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

3.   Earnings Per Share
     ------------------

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both "net earnings per share" and "net earnings per share - assuming dilution" for the three months ended June 30, 1999 and June 30, 1998, and for the six months ended June 30, 1999 and June 30, 1998 are as follows:


                                                     Net Earnings      Common Shares             Per Share
For the three months ended June 30, 1999             (Numerator)       (Denominator)             Amount
----------------------------------------             -----------       -------------             ------
Net earnings per share                               $   284,565          1,161,290              $  .24
                                                                                                    ===
Effect of dilutive securities:
         Stock options                                       -               47,032
                                                     -----------           --------

Net earnings per share - assuming dilution           $   284,565          1,208,322              $  .23
                                                     ===========          =========                 ===


                                                     Net Earnings      Common Shares             Per Share
For the three months ended June 30, 1998             (Numerator)       (Denominator)             Amount
----------------------------------------             -----------       -------------             ------

Net earnings per share                               $   313,816            843,318              $  .37
                                                                                                    ===
Effect of dilutive securities:
         Stock options                                       -               45,609
                                                     -----------           --------
Net earnings per share - assuming dilution           $   313,816            888,927              $  .35
                                                     ===========          =========                 ===


                                                     Net Earnings      Common Shares             Per Share
For the six months ended June 30, 1999               (Numerator)       (Denominator)             Amount
--------------------------------------               -----------       -------------             ------

Net earnings per share                               $   546,077          1,154,773              $  .47
                                                                                                    ===
Effect of dilutive securities:
         Stock options                                       -               45,675
                                                     -----------          ---------

Net earnings per share - assuming dilution           $   546,077          1,200,448              $  .45
                                                     ===========          =========                 ===


                                                     Net Earnings      Common Shares             Per Share
For the six months ended June 30, 1998               (Numerator)       (Denominator)             Amount
--------------------------------------               -----------       -------------             ------

Net earnings per share                               $   507,993            842,499              $  .60
                                                                                                    ===
Effect of dilutive securities:
         Stock options                                       -               45,870
                                                     -----------          ---------
Net earnings per share - assuming dilution           $   507,993            888,369              $  .57
                                                     ===========          =========                 ===

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                 For the Six Month Period Ended June 30, 1999

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

Financial Condition
-------------------

Gross loans during the first six months of 1999 increased $10,357,478 or 13.91% over the total gross loans at December 31, 1998, as compared to an increase of $4,874,470, or 8.52%, for the same six month period ended June 30, 1998. Management believes that the increase in loan growth was due primarily to an increase in the Bank's lending personnel, and to the Bank's expansion of its lending market into Cobb County, Georgia. In 1998, the Bank established a loan production office in Cobb County for the purpose of generating commercial and real estate loans. The Bank has since increased its marketing efforts in Cobb County by opening one full-service branch in early 1999, with another branch due to be opened later this year. The Bank has now experienced success in penetrating the Cobb market, attracting new borrowers who often bring full-service relationships with their business. Additionally, the Bank has been able to grant larger loan request due to an increase in statutory capital. Management anticipates continued loan growth at the Bank for the remainder of 1999 primarily due to its increased marketing efforts in adjacent counties such as Cobb and Douglas. Management continues to strive for increased loan volume while meeting the criteria set by its loan policy.

During the quarter ended June 30, 1999, the Company purchased assets related to five consumer finance offices in north Georgia which were owned by Drummond Association, Inc. These assets primarily consisted of $1,130,152 in loans, which were then contributed to CLC's portfolio. CLC presently operates from ten relatively small offices. Consequently, its gross loans, totaling approximately $3,040,985 at June 30, 1999, or 3.59% of the Company's gross loans, do not significantly affect the financial data analyzed. Although management anticipates growth in CLC's total loans, management anticipates that CLC will have only a minimal impact on the Company's balance sheet.

The Bank's increase in gross loans for the first six months of 1999 was funded primarily through an increase in deposits. Total deposits during the first six months of 1999 increased approximately $8,665,226 or 9.97%, to $95,571,755 at June 30, 1999 as compared to $86,906,529 at December 31,1998. This increase in total deposits was due primarily to the Bank's penetration into the Cobb County market area through its facilities in that county. Additionally, the Bank has begun an Internet branch where new customers may open a deposit account with little concern about geographic location. The Bank has implemented stringent security measures in order to provide the ease of Internet banking while maintaining safety measures deemed necessary by management. Additionally, a new product offered by the Bank allows certain commercial customers the flexibility of employing funds that might otherwise remain in deposit balances to invest in repurchase agreements so that the customer may earn interest overnight. Liabilities of the Bank which are classified as securities sold under repurchase agreements have grown to $1,920,850 in the first six months of 1999. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth.

The Company holds $22,209,185, or 18.62% of its total assets, in securities consisting of bonds issued by the U. S. Treasury, U. S. Government agencies, or state and county municipalities. Typically, the securities are held as available for sale so that they may be a source of liquidity while producing income for the Company. In accordance with Statement of Financial Accounting Standard No. 115, securities that will be held for indefinite periods of time are accounted for at market value, thereby creating a component of stockholders' equity for the unrealized gains or losses on securities, net of deferred taxes. The aggregate unrealized gain or loss, net of tax, appears as accumulated other comprehensive income on the Company's balance sheet. Unrealized loss on securities, net of tax, was $96,176 as of June 30, 1999, as compared to an unrealized gain, net of tax, of $307,071 as of December 31, 1998, which created a net loss of $403,247 in other comprehensive income for the six months ended June 30, 1999. Changes in these unrealized gains or losses are due to market value fluctuations, which may be caused by changes in market rates, changes in the slope of the yield curve, or other changes in the bond market. Management reviews market risk in the securities portfolio on a monthly basis to ensure that risk is maintained at acceptable levels.

Results of Operations
---------------------

Net Interest Income

The Company's net interest income increased approximately 25.03% to $3,179,599 for the period ended June 30, 1999, as compared to $2,543,152 for the period ended June 30, 1998. Interest income for the first six months of 1999 was $4,824,263, representing an increase of $692,740, or 16.77%, over the same period in 1998. This increase in interest income occurred primarily due to a $16,647,306, or 19.33%, increase in average earning assets for the six months ended June 30, 1999 as compared to the same period in 1998. Interest expense for the first six months of 1999 increased $56,293, or 3.54% as compared to the same period in 1998. This increase in interest expense occurred primarily due to a $9,627,371, or 13.47%, increase in average interest-bearing deposits and other interest-bearing liabilities for the six months ended June 30, 1999 as compared to the same period in 1998.

The Company continues to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). Average earning assets for the period ended June 30, 1999 were $102,790,675, having a weighted average yield of 8.59%, resulting in a net interest margin of 5.36%. This compares to average earning assets for the period ended June 30, 1998 of $86,143,369, having a weighted average yield of 9.67%, resulting in a net interest margin of 5.96%. The decrease in net interest margin is attributable primarily to the drop in yield on earning assets from 9.67% in 1998 to 8.59% in 1999. While the Company has been able to reduce its cost of funds for that same time period from 4.48% to 4.09%, market pressures have caused a more pronounced decline in rates earned on the Bank's loans, which make up the largest portion of the Company's earning assets.

Provision for Loan Losses

The Company does lose some interest income due to non-performing assets, defined as loans placed on non-accrual status, accruing loans which are contractually past due ninety days or more, real estate acquired through foreclosure, and property acquired through repossession. Prior to 1999, accruing loans which are contractually past due ninety days or more were not included by management as a component of non-performing assets. Therefore, totals of non-performing assets for periods prior to 1999 have been restated to include accruing loans which are contractually past due over ninety days. Management considers the Company's level of non-performing assets to be at an acceptable level, even though loans to one borrower have caused the non-performing assets to be unusually high as of June 30, 1999. The Company's non-performing assets totaled approximately $2,112,893, or 1.77% of the Company's total assets as of June 30, 1999, as compared to $516,825, or 0.53% of the Company's total assets as of June 30, 1998. The increase in non-performing assets from 1998 to 1999 was attributable primarily to an increase in the Bank's loans placed on non-accrual status. The Bank's loans placed on non-accrual status included six loans to one borrower totaling $985,147, which are secured by real estate. Management has been closely monitoring progress of the project funded by these six extensions of credit, and anticipates full recovery of principal and interest. Additionally, CLC's non-performing assets increased to $676,508 as of June 30, 1999, as compared to $292,117 as of June 30, 1998. This 131.59% increase in CLC's non-performing assets is due primarily to the 68.54% increase in CLC's loan portfolio from June 1998 to June 1999. The Bank had two restructured loans totaling $105,119 as of June 30, 1999, as compared to one loan totaling $5,890 as of June 30, 1998. Management considers the totals of delinquent and non-performing assets at the Bank and CLC to be at acceptable levels at this time; however, factors such as a downturn in the local economy could cause levels of such assets to rise.

The Georgia Department of Banking and Finance (the Department), the Bank's primary regulatory authority, requires the Bank to maintain a loan loss allowance of not less than one percent of all outstanding loans. This allowance is used to cover future loan losses. The Company's provision for loan losses was $301,059 for the period ended June 30, 1999, as compared to $170,174 for the period ended June 30, 1998. The Company's loan loss allowance was $1,145,464, or 1.35% of outstanding loans, as of June 30, 1999. No material loss is anticipated on non-accrual or restructured loans, therefore no specific reserves or writedowns were considered necessary by management as of June 30, 1999.

Non-interest Income

Non-interest income, consisting of service charges on deposits, appraisal fees, credit life insurance commissions, securities gains, loss in CashTrans and other miscellaneous income, increased $137,099, or 18.06%, during the first six months of 1999 as compared to the same period in 1998. The increase in non-interest income resulted primarily from (i) a $54,361 change in the Company's equity in the earnings of its unconsolidated subsidiary, CashTrans, (ii) an increase of $33,824 in mortgage origination fees related to the Bank's mortgage division which was formed in 1998, (iii) an increase of $24,222 in appraisal fees collected by Metroplex, and (iv) an increase of $19,463 in insurance commissions collected.

Non-interest Expenses

Non-interest expenses, consisting of salaries and employee benefits, occupancy and other miscellaneous expenses, increased $606,025, or 25.01%, during the first six months of 1999 as compared to the same period in 1998. The increase in non-interest expense is attributable primarily to an increase in salaries and employee benefits caused by the Company's need for additional human resources due to the growing number of locations to be staffed for the Bank and CLC, as well as routine salary increases. Salaries and employee benefits increased $361,651, or 28.13%, for the period ended June 30, 1999, as compared to the same period in 1998. Occupancy expense increased by approximately $94,451, or 26.46%, for the period ended June 30, 1999, as compared to the same period in 1998, primarily due to increases in expenses associated with the Bank's addition of a loan production office and two full service branches in Cobb County, and to CLC's addition of six offices. Other operating expense increased by approximately $149,923, or 19.22%, for the period ended June 30, 1999, as compared to the same period in 1998, primarily due to increased operating costs of the Company caused by general cost increases.

Capital

The Company is subject to regulatory capital requirements imposed by the Department and by the Board of Governors of the Federal Reserve System. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier 1 capital. Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at June 30, 1999, was 12.71%, and its ratio of Tier 1 capital to risk weighted assets was 11.46%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at June 30, 1999, was 16.65%, and its ratio of Tier 1 capital to risk weighted assets was 15.40%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to total average assets (Tier 1 leverage ratio) of 4.0% to 5.0%, including the most highly rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier 1 leverage ratio required for the most highly rated banks and bank holding companies with no plans to expand. The Bank substantially exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 8.98% as of June 30, 1999. The Company also substantially exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 12.18% as of June 30, 1999. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

Liquidity

Liquidity represents the Company's ability to meet both loan commitments and deposit withdrawals. Liquidity is monitored monthly by management in order to ensure compliance with the Bank's policy of maintaining adequate liquidity. The Bank relies primarily on deposit gathering in order to fund its lending and investing activities. In addition, the Company obtains funds from loan principal repayments, proceeds from sales of loan participations and investment securities, and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and sales of loan participations and investment securities are significantly influenced by prevailing interest rates, economic conditions and the Company's asset and liability management strategies. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer term basis to support expanded lending activities and for other general business purposes.

The Bank maintains two lines of credit to borrow fed funds that total $5,300,000 in order to enhance liquidity. At June 30, 1999, the Bank had $470,000 in borrowed funds on one of these lines of credit. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of credit available from the Federal Home Loan Bank fluctuates based on criteria set by that institution. As of June 30, 1999, the Bank had $5,500,000 in borrowings outstanding under this facility, and approximately $722,000 remained available to be borrowed.

The Company has a $3,500,000 revolving credit facility with Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity. As of June 30, 1999, the Company had $245,000 in borrowed funds outstanding under this facility. Additionally, CLC has established a $1,500,000 revolving credit facility with Bankers Bank in July 1999, which is intended to provide a source of funds for the lending activities of that subsidiary. As of July 1999, the operations of CashTrans are funded principally through a $1,000,000 credit facility with Bankers Bank. Under these revolving credit facilities with Bankers Bank, interest only is due and payable on the first business day of each calendar quarter. The Company's credit facility (i) accrues interest at a floating rate equal to the "prime" rate of interest as published from time to time in The Wall Street Journal minus 1%, and (ii) the principal shall be paid
        ----------------------
in eight annual installments beginning July 2001. CLC's and CashTrans' credit facilities (i) accrue interest at a floating rate equal to the prime rate minus 0.75%, and (ii) are due in full on July 1, 2000. Amounts outstanding under the three credit facilities are guaranteed by the Company and collateralized by the stock in the Bank. CLC's loan is also collateralized by its loan receivables. CashTrans' loan is personally guaranteed by James R. Henderson, the principal of JRH Diversified, Inc.

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

Management believes that, to date, the goals of the plan have been met, and the testing phase is completed. The Company has tested the systems it has identified as "critical" to conducting its businesses, and has found those systems to be ready for the Year 2000. The Bank, its third-party data processor, and its correspondent bank, participated in testing of the Bank's core processing system, and the correspondent's system, with the Federal Reserve Bank of Atlanta, to ensure that communications between those entities concerning transaction processing will not be affected by any dates that have been determined to be Year 2000 sensitive. The Bank has conducted its testing with close regulatory supervision by state and federal agencies. Additionally, the Bank engaged the services of a firm to provide independent review concerning its preparation for Year 2000, and such review was completed in the first quarter of 1999. The Bank received satisfactory results from this review, and management learned even more about certain factors in preparation of Y2K. Customer awareness training has been provided to the Bank's employees, which will equip them to respond to customer inquiries about the Bank's Year 2000 readiness. The Company estimates that its total costs of Year 2000 compliance will be $70,000 to $105,000. Costs incurred in 1998 were approximately $36,800, of which $9,000 was capitalized, and $27,800 was charged to expense. Management estimates that, in 1999, an additional $13,000 will be capitalized, and $34,000 will be charged to operations expense. Management does not anticipate that the implementation of the Company's Year 2000 plan will materially impact future operating results.

Contingency plans have been developed to mitigate the potential effects of a disruption in normal business operations. Contingency planning includes developing alternative solutions should a vendor not become compliant, as well as plans for the resumption of business if, despite the Company's best efforts, a business operation disruption occurs. Management intends to test contingency planning during the third quarter of 1999. The Year 2000 risks arising from relationships with borrowers and depositors are under review by management. Appropriate risk controls have been put in place to manage and mitigate Year 2000 customer risks, and contingency plans have been developed to address these risks.

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

PART II. OTHER INFORMATION


         Item 1. Legal Proceedings
         -------------------------

         Not applicable


         Item 2. Changes in Securities and Use of Proceeds
         -------------------------------------------------

         June 2, 1999, the Company purchased certain assets related to five consumer finance offices in north Georgia which were owned by Drummond Association, Inc. (the "Seller"). These assets primarily consisted of $1,130,152 in loans, along with furniture and equipment. All of the assets were then contributed to CLC as an investment in that subsidiary. The purchase price totaled $1,494,121.04 and was paid in a combination of cash and common stock in the Company. Due to this transaction, the Company issued 40,830 shares of common stock valued at $694,110 to the Seller. The Purchase Agreement dated May 1, 1999 between the Company, the Seller, and Danny Drummond, President of Drummond Association, Inc. is included as Exhibit 2.01 with this filing.



         The above-described issuance of unregistered securities was affected by the Company in reliance upon one or more exemptions from registration under the Securities Act of 1933, as amended , including, but not necessarily limited to, Section 4(2) thereof. Pursuant to Section 7.11 of the Purchase Agreement, the Seller and Mr. Drummond represented to the Company in connection with the transaction that, among other things: (i) the Seller was acquiring the shares with investment intent and not with an the intent of participating directly or indirectly in the distribution of the stock; (ii) the Seller, wither alone or with its sale representative, had sufficient knowledge and experience to make an informed investment decision and to protect its interests in connection with the issuance of shares; (iii) the Seller and/or its sale representative had receiced and reviewed such information, including financial information, as the Seller, of its sale representative, deemed necessary in connection with the issuance of shares; and (iv) that the Seller understood that the shares had not been registered under federal or state securities laws.

         Item 3. Defaults upon Senior Securities
         ---------------------------------------

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Company held its Annual Meeting of stockholders on April 21, 1999. Shares voted totaled 666,783, or 58.06% of the outstanding shares. Set forth below is a brief description of the matters voted upon at the Annual
Meeting:

                  Proposal 1: Proposal to elect three Directors for terms ending in 2002.

                  Proposal 2: Proposal to ratify the appointment of Porter, Keadle, Moore, LLP as independent accountants of the Company for the fiscal year ending December 31, 1999.

                                             Votes Cast        Votes Cast            Votes
                                                 For            Against            Withheld       Abstentions
                                             ----------        ----------          --------       -----------
         Proposal 1:
         -----------
         Directors
         ---------
         J. Calvin Earwood                    665,863                 0              920                 0
          W. A. Foster III                    665,863                 0              920                 0
         Tommie R. Graham Jr.                 665,863                 0              920                 0

         Proposal 2:                          664,863             1,920                0                 0
         -----------

         Item 5. Other Information
         -------------------------

         The Board of Directors of the Company agreed on June 15, 1999 to amend the Company's Employment Agreement with Ronnie Austin, CEO. The contract was amended to alter the Company's determination of base salary and annual incentive formula for Mr. Austin.

         Item 6.a Exhibits
         -----------------

         Exhibit
         Number   Description
         ------   -----------
            2.1   Purchase  Agreement  dated May 1, 1999,  between  the
                  Company and Drummond Association Inc.
           10.10  Amended Employment Agreement dated January 1, 1998, between the Company and Ronnie Austin
           27     Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

         Item 6.b Reports on Form 8-K
         ----------------------------

         A report on Form 8-K was filed with the SEC on May 5, 1999. The Form 8-K reported information under Item 5 concerning letters mailed to all stockholders of the Company which explained the Company's relationship with Knox Wall. Knox Wall is a division of Morgan Keegan & Company, Inc., and Morgan Keegan became a market maker in the stock of the Company.

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



                Community Trust Financial Services Corporation
                ----------------------------------------------
                                 (Registrant)



DATE: August 9, 1999                        /s/Ronnie L. Austin
                                            -------------------
                                            Ronnie L. Austin, President
                                            and Chief Executive Officer
                                            (Duly Authorized Officer)



DATE: August 9, 1999                        /s/Angel J. Byrd
                                            ----------------
                                            Angel J. Byrd
                                            (Principal Accounting Officer)