Form 10QSB
period 1999-09-30
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 1999-11-12
CIK 869447

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB


     |X|        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      -
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                                 ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                              -

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes __    No __


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 1,190,737 shares of Common Stock outstanding as of November 9, 1999.

    Transitional Small Business Disclosure Format (check one): Yes ____; No X
                                                                           ----

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 1999

                               Table of Contents
                               -----------------

Item                                                                          Page
Number                                                                       Number
------                                                                       ------
Part I - Financial Information

Item 1. Financial Statements

  1.  Consolidated Balance Sheets at September 30, 1999 (unaudited)
      and December 31, 1998 (audited)........................................  1

  2.  Consolidated Statements of Earnings for the three months ended September 30, 1999 and September 30, 1998, and the nine months ended September 30, 1999 and September 30, 1998 (unaudited)............  2

  3.  Consolidated Statements of Comprehensive Income for the three months ended September 30, 1999 and September 30, 1998, and the nine months ended September 30, 1999 and September 30, 1998 (unaudited)............  3

  4.  Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998 (unaudited)............  4

  5.  Notes to Consolidated Financial Statements.............................  6

Item 2. Management's Discussion and Analysis or Plan of Operation............  8


Part II - Other Information.................................................. 16

Item 1. Legal Proceedings.................................................... 16

Item 2. Changes in Securities and Use of Proceeds............................ 16

Item 3. Defaults upon Senior Securities...................................... 16

Item 4. Submission of Matters to a Vote of Security Holders.................. 16

Item 5. Other Information.................................................... 16

Item 6. Exhibits and Reports on Form 8-K..................................... 16

        Signatures........................................................... 17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                          Consolidated Balance Sheets
                   September 30, 1999 and December 31, 1998

                                    Assets

                                                                                      September 30,          December 31,
                                                                                          1999                  1998
                                                                                     ---------------         ------------
                                                                                      (Unaudited)              (Audited)
Cash and due from banks                                                                    4,368,562              4,578,071
Federal funds sold and securities purchased under resell agreements                        1,440,000              2,990,000
                                                                                       -------------         --------------
  Cash and cash equivalents                                                                5,808,562              7,568,071

U. S. Treasury  and other U. S. Government agency securities                              13,977,763             14,245,888
 available for sale
State, county, and municipal securities available for sale                                 7,709,948              7,202,748
Other investments                                                                          1,114,671                919,400
Loans                                                                                     91,381,870             74,440,161
  Less: Allowance for loan losses                                                         (1,305,771)              (935,234)
                                                                                       -------------         --------------
    Loans, net                                                                            90,076,099             73,504,927

Premises and equipment                                                                     2,946,900              2,237,830
Accrued interest receivable                                                                1,127,364              1,090,088
Other real estate and repossessions                                                          150,097                 57,415
Other assets                                                                               1,597,231                701,905
                                                                                       -------------         --------------
                                                                                         124,508,635            107,528,272
                                                                                       =============         ==============
        Liabilities and Stockholders' Equity
Deposits:
  Demand                                                                                  13,412,597             11,433,411
  Interest-bearing demand                                                                 20,083,951             21,197,354
  Savings                                                                                 12,713,088             15,324,527
  Time                                                                                    33,456,283             23,238,422
  Time, in excess of $100,000                                                             19,274,752             15,712,815
                                                                                       -------------         --------------
    Total deposits                                                                        98,940,671             86,906,529

Securities sold under repurchase agreements                                                4,104,132                      0
Accrued interest payable                                                                     877,363                953,411
Accrued expenses and other liabilities                                                       269,971                197,129
Federal Home Loan Bank advances and notes payable                                          5,755,000              5,500,000
                                                                                       -------------         --------------
    Total liabilities                                                                    109,947,137             93,557,069

Stockholders' equity:
  Common stock, $2.50 par value; 5,000,000 shares                                          2,973,020              2,870,195
   authorized; 1,189,808 and 1,148,078 issued and outstanding
  Additional paid-in capital                                                               6,830,930              6,232,554
  Retained earnings                                                                        4,927,812              4,561,383
  Accumulated other comprehensive income                                                    (170,264)               307,071
                                                                                       -------------         --------------
    Total stockholders' equity                                                            14,561,498             13,971,203
                                                                                       -------------         --------------
                                                                                         124,508,635            107,528,272
                                                                                       =============         ==============

The consolidated balance sheet at December 31, 1998 has been taken from the audited financial statements.
See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                      Three months ended                          Nine months ended
                                                         September 30,                              September 30,
                                                   1999               1998                    1999                1998
                                                ----------         ----------              ----------          ----------
Interest income:
 Interest and fees on loans                     $2,445,023         $1,866,018              $6,557,734          $5,257,377
 Interest on federal funds sold                     24,335             78,289                 112,208             196,924
 Interest on investment securities:
  U.S. Treasury and U.S. Government agencies       227,551            260,603                 626,991             709,432
  Other                                             97,890             83,873                 322,129             256,573
                                                ----------         ----------              ----------          ----------
   Total interest income                         2,794,799          2,288,783               7,619,062           6,420,306

Interest expense:
 Interest on deposits
  Demand                                           101,090            106,433                 295,440             309,513
  Savings                                           82,600             89,067                 255,984             281,229
  Time                                             365,675            335,262               1,004,115             982,224
  Time, in excess of $100,000                      278,119            245,311                 755,353             697,919
 Interest expense - other                          122,711             93,729                 283,967             187,288
                                                ----------         ----------              ----------          ----------
   Total interest expense                          950,195            869,802               2,594,859           2,458,173
                                                ----------         ----------              ----------          ----------
   Net interest income                           1,844,604          1,418,981               5,024,203           3,962,133

Provision for loan losses                          252,852             93,307                 553,911             263,481
                                                ----------         ----------              ----------          ----------
  Net interest income after
    provision for loan losses                    1,591,752          1,325,674               4,470,292           3,698,652
                                                ----------         ----------              ----------          ----------
Other income:
 Service charges and fees                          258,614            232,836                 747,747             704,463
 Insurance commissions                             100,225             72,866                 261,006             214,184
 Gain on sales of investment securities                  0                  0                       0              30,265
 Appraisal fees                                     41,800             39,245                 142,372             115,595
 Mortgage banking income                            48,495             22,598                 107,260              47,539
 Equity in earnings of CashTrans                   (16,178)           (11,640)                 (7,068)            (56,891)
 Miscellaneous                                      37,625             29,123                 115,375              88,885
                                                ----------         ----------              ----------          ----------
   Total other income                              470,581            385,028               1,366,692           1,144,040

Other expenses:
 Salaries and employee benefits                  1,017,754            680,642               2,664,934           1,966,171
 Occupancy                                         281,625            184,209                 733,020             541,153
 Other operating                                   576,801            375,942               1,506,947           1,156,165
                                                ----------         ----------              ----------          ----------
   Total other expenses                          1,876,180          1,240,793               4,904,901           3,663,489
                                                ----------         ----------              ----------          ----------
   Earnings before income taxes                    186,153            469,909                 932,083           1,179,203
Income taxes                                        78,733            135,882                 278,586             336,843
Minority interest in earnings of
 consolidated subsidiary                                 0              5,136                       0               5,476
                                                ----------         ----------              ----------          ----------
   Net earnings                                 $  107,420         $  328,891              $  653,497          $  836,884
                                                ==========         ==========              ==========          ==========
Net earnings per common share                   $     0.09         $     0.32              $     0.56          $     0.93
                                                ==========         ==========              ==========          ==========
Net earnings per common share - assuming
 dilution                                       $     0.09         $     0.31              $     0.54          $     0.89
                                                ==========         ==========              ==========          ==========
Dividends per common share                      $     0.00         $     0.00              $     0.25          $     0.25
                                                ==========         ==========              ==========          ==========

See accompanying notes to consolidated financial statements.        Page 2 of 17

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                                 Three months ended        Nine months ended
                                                                                    September 30,            September 30,
                                                                                 1999         1998         1999       1998

Net Earnings                                                                   $107,420     $328,891    $ 653,497    $836,884
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
          Unrealized gains (losses) arising during the period, net
             of tax of $45,331, $67,721, $292,063, and $86,301, respectively    (74,088)     110,680     (477,335)    141,045
          Less: Reclassification adjustment for gains included in net
            earnings, net of tax of $11,489                                           0            0            0     (18,776)
                                                                               --------     --------    ---------    --------
Other comprehensive income                                                      (74,088)     110,680     (477,335)    122,269
                                                                               --------     --------    ---------    --------

Comprehensive income                                                           $ 33,332     $439,571    $ 176,162    $959,153
                                                                               ========     ========    =========    ========

See Notes to Consolidated Financial Statements

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                             Nine months ended
                                                                  September 30,             September 30,
                                                                       1999                     1998
                                                                  -------------             -------------
Cash flows from operating activities:
   Net earnings                                                    $   653,497                 $   836,884
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                       406,785                     311,144
       Provision for loan losses                                       553,911                     263,481
       Provision for deferred income taxes                                   0                           0
       Equity in loss of unconsolidated subsidiary                       7,068                      56,891
       Net gain on sale of investment securities                             0                     (30,265)
       Net gain on sale of other real estate                            (2,750)                          0
       Net loss on sale of fixed asset                                   6,202                           0
       Net change in:
         Interest receivable                                           (37,276)                   (158,054)
         Interest payable                                              (76,048)                    (74,911)
         Other assets                                                 (698,306)                   (127,441)
         Accrued expenses and other liabilities                         72,842                    (100,041)
                                                                   -----------                 -----------
       Net cash provided by operating activities                       885,925                     977,688
                                                                   -----------                 -----------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale         2,873,261                   1,640,000
   Proceeds from sales, calls, and paydowns
     of securities available for sale                                1,736,634                   5,935,033
   Purchase of securities available for sale                        (5,632,117)                 (8,663,606)
   Purchase of other investments                                      (500,171)                   (618,300)
   Proceeds from sales of other investments                            304,900                           0
   Net increase in loans                                           (17,270,180)                (13,363,702)
   Purchase of premises and equipment                               (1,019,667)                   (214,988)
   Proceeds from sale of other real estate                              45,500                      90,670
   Improvements to other real estate                                         0                        (807)
   Proceeds from sale of fixed asset                                     9,000                           0
                                                                   -----------                 -----------
       Net cash used in investing activities                       (19,452,840)                (15,195,700)
                                                                   -----------                 -----------

Cash flows from financing activities:
   Net change in demand and savings deposits                        (1,745,656)                   (806,550)
   Net change in time deposits                                      13,779,798                   2,287,303
   Net change in securities sold under repurchase                    4,104,132                           0
    agreements
   Net proceeds from Federal Home Loan Bank advances                         0                   5,500,000
   Net proceeds from notes payable                                     255,000                    (800,000)
   Cash dividends paid                                                (287,070)                   (210,502)
   Net proceeds from issuance of common stock                          694,110                   4,821,963
   Proceeds from exercise of stock options                               7,092                      68,175
                                                                   -----------                 -----------
       Net cash provided by financing activities                    16,807,406                  10,860,389
                                                                   -----------                 -----------
Net change in cash and cash equivalents                             (1,759,509)                 (3,357,623)
Cash and cash equivalents at beginning of period                     7,568,071                   8,532,304
                                                                   -----------                 -----------
Cash and cash equivalents at end of period                         $ 5,808,562                 $ 5,174,681
                                                                   ===========                 ===========


See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                                  (Unaudited)

                                                                      Nine months ended
                                                             September 30,           September 30,
                                                                 1999                    1998
                                                             -------------           -------------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                  2,670,907                2,533,084
     Income  taxes                                               325,000                  332,000

   Noncash investing activities:
     Transfers of loans to other real estate                     155,097                  227,733
     Change in other comprehensive income,net of tax            (477,335)                 122,269


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

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of September 30, 1999 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.

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

3.  Earnings Per Share
    ------------------

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both "net earnings per share" and "net earnings per share - assuming dilution" for the three months ended September 30, 1999 and September 30, 1998, and for the nine months ended September 30, 1999 and September 30, 1998 are as follows:

                                                   Net Earnings    Common Shares   Per Share
For the three months ended September 30, 1999      (Numerator)     (Denominator)   Amount
---------------------------------------------      ------------    -------------   ------
Net earnings per share                             $   107,420      1,189,390      $  .09
                                                                                   ======
Effect of dilutive securities:
 Stock options                                               -         50,388
                                                   -----------      ---------

Net earnings per share - assuming dilution         $   107,420      1,239,777      $  .09
                                                   ===========      =========      ======


                                                   Net Earnings   Common Shares   Per Share
For the three months ended September 30, 1998      (Numerator)    (Denominator)   Amount
---------------------------------------------      -----------    ------------    ------
Net earnings per share                              $  328,891      1,016,375      $  .32
                                                                                   ======
Effect of dilutive securities:
 Stock options                                               -         43,070
                                                    ----------      ---------

Net earnings per share - assuming dilution          $  328,891       1059,445      $  .31
                                                    ==========      =========      ======


                                                   Net Earnings    Common Shares  Per Share
For the nine months ended September 30, 1999       (Numerator)     (Denominator)  Amount
--------------------------------------------       ------------    ------------   ------
Net earnings per share                              $  653,497      1,166,439      $  .56
                                                                                   ======
Effect of dilutive securities:
 Stock options                                               -         47,263
                                                    ----------      ---------

Net earnings per share - assuming dilution          $  653,497      1,213,702      $  .54
                                                    ==========      =========      ======

                                                   Net Earnings    Common Shares   Per Share
For the nine months ended September 30, 1998       (Numerator)     (Denominator)   Amount
--------------------------------------------       ------------    ------------    -------
Net earnings per share                              $  836,884        901,095      $  .93
                                                                                   ======
Effect of dilutive securities:
 Stock options                                               -         43,475
                                                    ----------      ---------

Net earnings per share - assuming dilution          $  836,884        944,570      $  .89
                                                    ==========      =========      ======

Item 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              For the Nine Month Period Ended September 30, 1999

Management's discussion and analysis of financial condition and results of operations analyzes the material changes in the consolidated balance sheets and statements of earnings presented herein for Community Trust Financial Services Corporation (the Company). The consolidated financial information herein includes the financial condition and results of operations, for all periods presented, of the Company and its wholly-owned subsidiaries, Community Trust Bank (the Bank), and Metroplex Appraisals, Inc. (Metroplex), and Community Loan Company (CLC). In May 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish Cash Transactions, LLC (CashTrans) as another non-bank subsidiary. The Company's 49% interest in CashTrans is treated as an unconsolidated subsidiary for financial reporting purposes, and, accordingly, the Company's interest is reflected in the consolidated financial statements at its proportionate share.

Financial Condition
-------------------

Gross loans during the first nine months of 1999 increased $16,941,709 or 22.76% over the total gross loans at December 31, 1998, as compared to an increase of $13,035,391, or 22.79%, for the same nine month period ended September 30, 1998. Management believes that the high percentages of loan growth for both time periods as compared to previous years' loan growth for a similar time period was due primarily to an increase in the Bank's lending personnel, and to the Bank's expansion of its lending market into Cobb County, Georgia. In 1998, the Bank established a loan production office in Cobb County for the purpose of generating commercial and real estate loans. The Bank has since increased its marketing efforts in Cobb County by opening one full-service branch in early 1999, with another branch due to be opened later this year. The Bank has now experienced success in penetrating the Cobb market, attracting new borrowers who often bring full-service relationships with their business. Additionally, the Bank has been able to grant larger loan requests due to an increase in statutory capital. Management anticipates continued loan growth at the Bank for the remainder of 1999 primarily due to its increased marketing efforts in adjacent counties such as Cobb and Douglas. Management continues to strive for increased loan volume while meeting the criteria set by its loan policy.

During the first nine months of 1999, the Company purchased assets related to five consumer finance offices in north Georgia which were owned by Drummond Association, Inc. These assets primarily consisted of $1,130,152 in loans, which were then contributed to CLC's portfolio. CLC presently operates from eleven relatively small offices. Consequently, its gross loans, totaling approximately $3,315,499 at September 30, 1999, or 3.63% of the Company's gross loans, do not significantly affect the financial data analyzed. Although management anticipates growth in CLC's total loans, management anticipates that CLC will have only a minimal impact on the Company's balance sheet.

The Bank's increase in gross loans for the first nine months of 1999 was funded primarily through an increase in deposits. Total deposits during the first nine months of 1999 increased approximately $12,034,142 or 13.85%, to $98,940,671 at September 30, 1999 as compared to $86,906,529 at December 31,1998. This increase in total deposits was due primarily to the Bank's penetration into the Cobb County market area through its facilities in that county. Additionally, the Bank has begun an Internet branch where new customers may open a deposit account with little concern about geographic location. The Bank has implemented stringent security measures in order to provide the ease of Internet banking while maintaining safety measures deemed necessary by management. The Bank also subscribes to a service called QwickRate, which allows the Bank to publish its rates on certificates of deposits over an electronic billboard that may attract interested depositors throughout the U. S. The Bank may choose to seek deposits through this alternative source of funds if management determines that the choice meets the Company's asset and liability strategies. Management of the Bank sets the rates to be offered, which have been slightly higher than the rates paid on core deposits. The Bank utilized this service for the first time during this quarter, selling $6,055,045 in these time deposits during the quarter ended September 30, 1999. Additionally, a new product offered by the Bank allows certain commercial customers the flexibility of employing funds that might otherwise remain in deposit balances to invest in repurchase agreements so that the customer may earn interest overnight. Securities sold under repurchase agreements totaled $4,104,132 at September 30, 1999, of which $3,104,132 has been sold to certain Bank commercial customers. The Bank also sold $1,000,000 in securities to The Bankers Bank under an agreement to repurchase the securities within sixty days. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth.

The Company holds $21,687,711, or 17.42% of its total assets, in securities consisting of bonds issued by the U. S. Treasury, U. S. Government agencies, or state and county municipalities. Typically, the securities are held as available for sale so that they may be a source of liquidity while producing income for the Company. In accordance with Statement of Financial Accounting Standard No. 115, securities that will be held for indefinite periods of time are accounted for at market value, thereby creating a component of stockholders' equity for the unrealized gains or losses on securities, net of deferred taxes. The aggregate unrealized gain or loss, net of tax, appears as accumulated other comprehensive income on the Company's balance sheet. Unrealized loss on securities, net of tax, was $170,264 as of September 30, 1999, as compared to an unrealized gain, net of tax, of $307,071 as of December 31, 1998, which created a net loss of $477,335 in other comprehensive income for the nine months ended September 30, 1999. Changes in these unrealized gains or losses are due to market value fluctuations, which may be caused by changes in market rates, changes in the slope of the yield curve, or other changes in the bond market. Management reviews market risk in the securities portfolio on a monthly basis to ensure that risk is maintained at acceptable levels.

Results of Operations
---------------------

Net Interest Income

The Company's net interest income increased approximately 26.81% to $5,024,203 for the period ended September 30, 1999, as compared to $3,962,133 for the period ended September 30, 1998. Interest income for the first nine months of 1999 was $7,619,062, representing an increase of $1,198,756, or 18.67%, over the same period in 1998. This increase in interest income occurred primarily due to a $16,611,964, or 18.60%, increase in average earning assets for the nine months ended September 30, 1999 as compared to the same period in 1998. Interest expense for the first nine months of 1999 increased $136,686, or 5.56% as compared to the same period in 1998. This increase in interest expense occurred primarily due to a $10,892,155, or 14.84%, increase in average interest-bearing deposits and other interest-bearing liabilities for the nine months ended September 30, 1999 as compared to the same period in 1998.

The Company continues to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). Average earning assets for the period ended September 30, 1999 were $105,920,604, having a weighted average yield of 9.62%, resulting in a net interest margin of 6.34%. This compares to average earning assets for the period ended September 30, 1998 of $89,308,640, having a weighted average yield of 9.61%, resulting in a net interest margin of 5.93%. The increase in net interest margin is attributable primarily to a drop in the Company's cost of funds from 4.48% in 1998 to 4.12% in 1999.

Provision for Loan Losses

The Company does lose some interest income due to non-performing assets, defined as loans placed on non-accrual status, accruing loans which are contractually past due ninety days or more, real estate acquired through foreclosure, and property acquired through repossession. Prior to 1999, accruing loans which are contractually past due ninety days or more were not included by management as a component of non-performing assets. Therefore, totals of non-performing assets for periods prior to 1999 have been restated to include accruing loans which are contractually past due over ninety days. Management considers the Company's level of non-performing assets to be at an acceptable level. The Company's non-performing assets totaled approximately $1,246,471, or 1.00% of the Company's total assets as of September 30, 1999, as compared to $851,781, or 0.82% of the Company's total assets as of September 30, 1998. The increase in non-performing assets from 1998 to 1999 was attributable primarily to an increase in CLC's non-performing assets from $334,757 at September 30, 1998 to $673,303 at September 30, 1999. This 101.13% increase in CLC's non-performing assets is due primarily to the 56.18% increase in CLC's loan portfolio from September 1998 to September 1999. The Bank had two restructured loans totaling $103,701 as of September 30, 1999, as compared to loans totaling $87,787 as of September 30, 1998. Management considers the totals of delinquent and non-performing assets at the Bank and CLC to be at acceptable levels at this time; however, factors such as a downturn in the local economy could cause levels of such assets to rise.

The Georgia Department of Banking and Finance (the Department), the Bank's primary regulatory authority, requires the Bank to maintain a loan loss allowance of not less than one percent of all outstanding loans. This allowance is used to cover future loan losses. The Company's provision for loan losses was $553,911 for the period ended September 30, 1999, as compared to $263,481 for the period ended September 30, 1998. This increase in provision for loan losses from 1998 to 1999 was attributable primarily to CLC's increased provisions due to the 56.18% increase in that subsidiary's loan portfolio from September 1998 to September 1999. The Company's loan loss allowance was $1,305,771, or 1.43% of outstanding loans, as of September 30, 1999. No material loss is anticipated on non-accrual or restructured loans, therefore no specific reserves or writedowns were considered necessary by management as of September 30, 1999.

Non-interest Income

Non-interest income, consisting of service charges on deposits, appraisal fees, credit life insurance commissions, securities gains, loss in CashTrans and other miscellaneous income, increased $222,652, or 19.46%, during the first nine months of 1999 as compared to the same period in 1998. The increase in non-interest income resulted primarily from (i) an increase of $59,721 in mortgage origination fees related to the Bank's mortgage division which was formed in 1998, (ii) a $49,823 change in the Company's equity in the earnings of its unconsolidated subsidiary, CashTrans, (iii) an increase of $46,822 in insurance commissions collected which is primarily due to the growth of CLC's customer base, and (iv) an increase of $43,284 in service charges and fees primarily due to the Bank's growing customer base.

Non-interest Expenses

Non-interest expenses, consisting of salaries and employee benefits, occupancy and other miscellaneous expenses, increased $1,241,412, or 33.89%, during the first nine months of 1999 as compared to the same period in 1998. The increase in non-interest expense is attributable primarily to an increase in salaries and employee benefits caused by the Company's need for additional human resources due to the growing number of locations to be staffed for the Bank and CLC, as well as routine salary increases. Salaries and employee benefits increased $698,763, or 35.54%, for the period ended September 30, 1999, as compared to the same period in 1998. Occupancy expense increased by approximately $191,867, or 35.46%, for the period ended September 30, 1999, as compared to the same period in 1998, primarily due to increases in expenses associated with the Bank's addition of a loan production office and two full service branches in Cobb County, and to CLC's addition of seven offices. Other operating expense increased by approximately $350,782, or 30.34%, for the period ended September 30, 1999, as compared to the same period in 1998, primarily due to general cost increases and the asset growth experienced by the Company.

Capital

The Company is subject to regulatory capital requirements imposed by the Department and by the Board of Governors of the Federal Reserve System. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier 1 capital. Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at September 30, 1999, was 12.14%, and its ratio of Tier 1 capital to risk weighted assets was 10.90%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at September 30, 1999, was 15.70%, and its ratio of Tier 1 capital to risk weighted assets was 14.45%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to total average assets (Tier 1 leverage ratio) of 4.0% to 5.0%, including the most highly rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier 1 leverage ratio required for the most highly rated banks and bank holding companies with no plans to expand. The Bank substantially exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 8.69% as of September 30, 1999. The Company also substantially exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 11.37% as of September 30, 1999. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

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

The Bank maintains two lines of credit to borrow fed funds that total $5,300,000 in order to enhance liquidity. At September 30, 1999, the Bank had no funds borrowed on either of these lines of credit. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of credit available from the Federal Home Loan Bank fluctuates based on criteria set by that institution. As of September 30, 1999, the Bank had $5,500,000 in borrowings outstanding under this facility, and approximately $1,476,800 remained available to be borrowed.

The Company has a $3,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity. As of September 30, 1999, the Company had no funds borrowed under this facility. Additionally, CLC established a $1,500,000 revolving credit facility with The Bankers Bank in July 1999, which is intended to provide a source of funds for the lending activities of that subsidiary. As of September 30, 1999, CLC had $255,000 in borrowed funds outstanding under this facility. As of July 1999, the operations of CashTrans are funded principally through a $1,000,000 credit facility with The Bankers Bank. As of September 30, 1999, CashTrans had $775,000 in borrowed funds outstanding under this facility. Under these revolving credit facilities with The Bankers Bank, interest only is due and payable on the first business day of each calendar quarter. The Company's credit facility (i) accrues interest at a floating rate equal to the "prime" rate of interest as published from time to time in The Wall Street Journal minus
                                                   -----------------------
1%, and (ii) the principal shall be paid in eight annual installments beginning July 2001. CLC's and CashTrans' credit facilities (i) accrue interest at a floating rate equal to the prime rate minus 0.75%, and (ii) are due in full on July 1, 2000. Amounts outstanding under the three credit facilities are guaranteed by the Company and collateralized by the stock in the Bank. CLC's loan is also collateralized by its loan receivables. CashTrans' loan is personally guaranteed by James R. Henderson, the principal of JRH Diversified, Inc.

Year 2000

The Company has a Year 2000 plan in place. This plan is necessary because many existing computer programs use only two digits, rather than four digits, to identify a year. Such programs were designed and developed without considering the impact of the upcoming change in the century. Since many computer applications could fail or create erroneous results by or at Year 2000 if these problems are not corrected, management has implemented a plan to ensure that the Company and each of its subsidiaries is prepared to continue operations without interruption through the upcoming change in the century. This plan is in accordance with applicable guidelines and regulations of the Federal Financial Institutions Examination Council as adopted by the Department and the Federal Deposit Insurance Corporation. Year 2000 issues relating to the Company's businesses, its operations, and its relationships with customers, suppliers, and other constituents have been reviewed by a committee consisting of management and operations and technical staff. A committee of the Board of Directors has reviewed management's progress in execution of its plan. All levels of the Company's management and its Board of Directors are aware of the issues presented by the Year 2000 century change and the serious effects it could have on the Company and its customers. Goals of the Company's plan included evaluation of systems, prioritization of necessary updates or replacements, responsibility assignments, and establishment of a timeline for review, implementation, and testing. The plan included steps to be taken by the Company to (i) identify, assess, evaluate, test, and validate its own date sensitive systems, (ii) amend its loan underwriting policies to include assessments, as appropriate, regarding Year 2000 readiness by commercial loan applicants, (iii) offer education to business customers regarding Year 2000 issues in their own businesses, and (iv) inform the Company's customers as to the Company's Year 2000 compliance process.

Management believes that, to date, the goals of the plan have been met, and the testing phase is completed. The Company has tested the systems it has identified as "critical" to conducting its businesses, and has found those systems to be ready for the Year 2000. The Bank, its third-party data processor, and its correspondent bank, participated in testing of the Bank's core processing system, and the correspondent's system, with the Federal Reserve Bank of Atlanta, to ensure that communications between those entities concerning transaction processing will not be affected by any dates that have been determined to be Year 2000 sensitive. The Bank has conducted its testing with close regulatory supervision by state and federal agencies. Additionally, the Bank engaged the services of a firm to provide independent review concerning its preparation for Year 2000, and such review was completed in the first quarter of 1999. The Bank received satisfactory results from this review, and management learned even more about certain factors in preparation of Y2K. Customer awareness training has been provided to the Bank's employees, which has equipped them to respond to customer inquiries about the Bank's Year 2000 readiness. Officers of the Company participated, along with others from local businesses, county services, and utilities, in a seminar sponsored by the local Chamber of Commerce to answer any concerns in the community. The Company estimates that its total costs of Year 2000 compliance will be $70,000 to $105,000. Costs incurred in 1998 were approximately $36,800, of which $9,000 was capitalized, and $27,800 was charged to expense. In 1999, an additional $13,000 has been capitalized, and approximately $34,000 has been charged to operations expense. Management does not anticipate that the implementation of the Company's Year 2000 plan will materially impact future operating results.

Contingency plans have been developed to mitigate the potential effects of a disruption in normal business operations. Contingency planning includes developing alternative solutions should a vendor not become compliant, as well as plans for the resumption of business if, despite the Company's best efforts, a business operation disruption occurs. Management has tested contingency planning during the third quarter of 1999 with satisfactory results. Additionally, Company personnel will be working over the New Year holidays to further ensure smooth and uninterrupted operations. The Year 2000 risks arising from relationships with borrowers and depositors are under review by management. Appropriate risk controls have been put in place to manage and mitigate Year 2000 customer risks, and contingency plans have been developed to address these risks.

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

                                 Page 14 o 17

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

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders
     -----------------------------------------------------------

     Not applicable

     Item 5. Other Information
     -------------------------

     The Board of Directors of the CLC agreed on July 1, 1999 to enter into an Employment Agreement with Danny Drummond, president of that subsidiary.

     Item 6.a Exhibits
     -----------------

     Exhibit
     Number  Description
     ------  -----------
     10.11     Employment Agreement dated July 1, 1999, between CLC and Danny
               Drummond
       27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     Item 6.b Reports on Form 8-K
     ----------------------------

     No reports on Form 8-K were filed during the period ended September 30, 1999.

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



                Community Trust Financial Services Corporation
                ----------------------------------------------
                                 (Registrant)



DATE: November 9, 1999      /s/ Ronnie L. Austin
                          ----------------------------------------
                          Ronnie L. Austin, President
                          and Chief Executive Officer
                          (Duly Authorized Officer)



DATE: November 9, 1999      /s/ Angel J. Byrd
                          ----------------------------------------
                          Angel J. Byrd
                          (Principal Accounting Officer)