Form 10KSB
period 1999-12-31
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 2000-03-30
CIK 869447

                   U. S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-KSB

     [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                                 For the fiscal year ended December 31, 1999

     [ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                                 For the transition period from ______to ______

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

        Securities registered pursuant to Section 12(b)of the Act: None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the Registrant's fiscal year ended December 31, 1999, total $12,367,018.

The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on March 17, 2000 was $18,781,681 There were 2,391,076 shares of Common Stock outstanding as of March 17, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Company's 1999 Annual Report to Stockholders are incorporated by reference in Part II hereof, and portions of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 18, 2000 are incorporated by reference in Part III hereof.

     Transitional Small Business Disclosure Format (check one): Yes    ; No X
                                                                    ---    ---

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                         Annual Report on Form 10-KSB
                  For the Fiscal Year Ended December 31, 1999

                               Table of Contents
                               -----------------

Item                                                          Page
Number                                                        Number
--------                                                      ------
                               Part I

  1.      Description of Business.........................       2

  2.      Description of Property.........................      33

  3.      Legal Proceedings...............................      34

  4.      Submission of Matters to a Vote of
          Security Holders................................      34


                              Part II

  5.      Market for Common Equity and
          Related Stockholder Matters.....................      34

  6.      Management's Discussion and Analysis
          or Plan of Operation............................      34

  7.      Financial Statements............................      35

  8.      Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............      35

                              Part III

  9.      Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act...............      35

  10.     Executive Compensation..........................      36

  11.     Security Ownership of Certain Beneficial Owners
          and Management..................................      36

  12.     Certain Relationships and Related Transactions..      36

  13.     Exhibits and Reports on Form 8-K................      37

          Signatures......................................      40

          Index of Exhibits...............................      42

                                   PART I
                                   ------


ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------


Forward-Looking Statements
--------------------------


     This report contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting operations, markets and products. Without limiting the foregoing, the words "believes", "anticipates", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth (iii) less favorable than anticipated changes in national and local business environment and securities markets (iv) adverse changes in the regulatory requirements affecting (v) greater competitive pressures among financial institutions in the market and (vi) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB for 1999.

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

The Bank

     The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in U.S. Government and agency obligations and obligations of various states and their political subdivisions. In addition to deposits, sources of funds for the Bank's loans and other investments include borrowings from the Federal Home Loan Bank of Atlanta (the Federal Home Loan Bank), amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities, and repurchase agreements. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses. Management of the Bank currently anticipates that the Bank will open a full service office in Douglas County, Georgia in the fourth quarter of 2000, in addition to the full service branch in Cobb County called Battle Ridge, which opened January 2000.

Other Subsidiaries

     In addition to the Bank, the Company has invested in three non-bank subsidiaries: Community Loan Company (CLC); Cash Transactions, LLC (CashTrans); and Metroplex Appraisals, Inc. (Metroplex). These subsidiaries historically have not had, and, during 2000, are not expected to have, a significant effect on the financial condition or results of operations of the Company.

     In 1995, the Company established CLC as a non-bank subsidiary for the purpose of engaging in the consumer finance business. CLC presently operates from ten offices located in northwest Georgia. The offices are presently located in Woodstock, Rockmart, Rossville, Gainesville, Dalton, Oakwood, Rome, Dahlonega, with two in Cartersville. During 1999, CLC expanded operations through the acquisition of two offices. Additionally, the Company purchased assets related to five consumer finance offices which were owned by Drummond Association, Inc. These assets primarily consisted of $1,130,152 in loans, which were then contributed to CLC's portfolio.

     In 1997, the Company participated in the establishment of CashTrans. CashTrans is a limited liability company that is owned 49% by the Company and 51% by an individual who serves as Chairman of CashTrans. CashTrans is engaged in the business of providing retail establishments (primarily convenience stores) with automated teller machines that are owned by CashTrans and that dispense cash or cash equivalents. As of February 1999, CashTrans diversified its business into selling the same types of machines to retail establishments, if the retailer so desires. While CashTrans remains focused on placing its machines in space which is strategically located to encourage transactions, CashTrans will sell machines, thereby earning income on the sales and on future maintenance of the machines. CashTrans engages in this business in Georgia, Florida, South Carolina, North Carolina, Alabama, and Tennessee.

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

     Unless specifically noted below, the following information is presented on a consolidated basis reflecting the Company's performance as a whole. The Company's results of operations are dependent primarily upon the results of operations of the Bank, but also are affected by the operations of CLC, CashTrans, and Metroplex. The information hereinafter set forth as it relates generally to the Company's interest-earning assets, loans and interest income includes CLC's loans, or interest income attributable to such loans. However, where such information specifically refers to the Bank or refers to specific categories of the Company's interest-earning assets other than consumer loans, it does not include loans held by CLC. Similarly, references generally to the Company's interest-bearing liabilities, interest expense, non-interest income and non-interest expense include CLC and Metroplex unless such references are specifically to the Bank.

     For the fiscal years ended December 31, 1999 and 1998, the Company's weighted average rate earned on all interest-earning assets was 9.57% and 9.59%, respectively, and the Company's weighted average rate paid on all interest-bearing liabilities for the same years was 4.21% and 4.41%, respectively. The Company's interest rate spread for the years ended December 31, 1999 and 1998 was 5.36% and 5.18%, respectively, and its net interest income for such years was $6,808,173 and $5,508,099, respectively. For the year ended December 31, 1999, the Company's comprehensive income consisted of $862,538 in net earnings and a $491,871 loss in other comprehensive income, which is composed of changes in the unrealized gain or loss on securities available for sale, net of tax.
For the year ended December 31, 1998, the Company's comprehensive income consisted of $1,259,896 in net earnings and $162,140 in other comprehensive income, which is composed of changes in the unrealized gain on securities available for sale, net of tax. The Company's net earnings per share (based on the weighted average number of shares outstanding during the year) decreased from $.65 for 1998 to $.37 for 1999, and its net earnings per share, assuming dilution (which assumes the effects of potential common shares outstanding during the period), decreased from $.63 for 1998 to $.35 for 1999.

Net Interest Income
-------------------

     The following table shows information concerning interest income from average interest-earning assets, expressed both in dollars and yields, and interest expense on average interest-bearing liabilities, expressed both in dollars and rates, for the periods indicated. The table includes loan yields which reflect the amortization of deferred loan origination and commitment fees. Interest income from investment securities includes the accretion of discounts and amortization of premiums. All dollar amounts are expressed in thousands.

TABLE 1 - Average Consolidated Balance Sheets and Net Interest Analysis
(Dollar amounts in thousands)
                                                                         Years Ended December 31,
                                        -------------------------------------------------------------------------------------------
                                                     1999                           1998                           1997
                                                  ----------                     ----------                     ----------
                                                  Interest   Average             Interest   Average             Interest   Average
                                        Average    Income/    Yield/   Average    Income/    Yield/   Average    Income/    Yield/
                                        Balance   Expense(1)   Rate    Balance   Expense(1)   Rate    Balance   Expense(1)   Rate
                                        --------  ----------  -------  --------  ----------  -------  --------  ----------  -------
ASSETS
Interest-earning assets:
  Loans(1)(2).........................  $ 83,226    $ 9,008    10.82%   $64,255     $7,267    11.31%   $52,395     $6,075    11.60%
  Investment securities
     Taxable..........................    15,166        953     6.28%    16,254        976     6.00%    18,771      1,114     5.94%
     Tax-exempt(3)....................     7,759        359     4.63%     6,736        311     4.62%     4,052        198     4.88%
  Federal funds sold..................     3,721        191     5.14%     4,492        243     5.42%     4,396        243     5.53%
                                        --------    -------    -----    -------     ------    -----    -------     ------    -----
Total interest-earning assets.........  $109,872    $10,511     9.57%   $91,737     $8,797     9.59%   $79,614     $7,630     9.58%

Cash and other assets.................     7,962                          6,728                          7,360
                                        --------                        -------                        -------

     Total assets.....................  $117,834                        $98,465                        $86,974
                                        ========                        =======                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
   NOW accounts.......................  $ 12,968    $   173     1.33%   $10,979     $  183     1.67%   $ 9,059     $  165     1.82%
   Money market accounts..............     7,839        218     2.78%     8,128        225     2.77%     8,170        233     2.85%
   Savings deposits...................    13,265        347     2.62%    12,909        372     2.88%    13,017        391     3.00%
   Time deposits, $100,000 and over...    18,186      1,036     5.69%    15,381        933     6.06%    13,584        817     6.01%
   Time deposits, other...............    27,811      1,514     5.45%    22,804      1,312     5.75%    21,880      1,276     5.83%
                                        --------    -------    -----    -------     ------    -----    -------     ------    -----
    Total interest-bearing deposits...  $ 80,069    $ 3,288     4.11%   $70,201     $3,025     4.31%   $65,710     $2,882     4.39%

Federal funds purchased...............       147          8     5.04%        58          3     4.84%        17          1     3.96%
Federal Home Loan Bank advances.......     5,500        308     5.60%     3,503        195     5.58%       -0-        -0-      -0-
Other borrowings......................     2,291         99     4.32%       808         66     8.13%       370         28     7.63%
                                        --------    -------    -----    -------     ------    -----    -------     ------    -----
  Total interest-bearing liabilities..  $ 88,007    $ 3,703     4.21%   $74,570     $3,289     4.41%   $66,097     $2,911     4.40%

Other liabilities:
  Demand deposits.....................  $ 14,842                        $11,919                        $11,627
  Accrued interest payable and
   other liabilities..................       665                          1,900                          2,059
                                        --------                        -------                        -------
     Total other liabilities..........    15,507                         13,819                         13,686

        Total liabilities.............  $103,414                        $88,389                        $79,782

Stockholders' equity..................    14,321                         10,076                          7,192
    Total liabilities
    and stockholders' equity..........  $117,834                        $98,465                        $86,974
                                        ========                        =======                        =======

Net interest income...................              $6,808                          $5,508                         $4,719
                                                    =======                         ======                         ======

Net interest spread (difference
 between rate earned on interest-
 earning assets and rate paid on
 interest-bearing liabilities).                                 5.36%                          5.18%                          5.18%

Net interest margin (Net interest
income divided by average
interest-earning assets)..............                          6.20%                          6.00%                          5.93%
--------------------

(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $1,200,474, $920,413, and $811,805 for the fiscal years ended December 31, 1999, 1998, and 1997, respectively.
(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.
(3) The average yield computed on tax-exempt securities is computed using actual yields rather than tax-equivalent yields.

     Changes in interest income and interest expense are attributable to three factors: (i) a change in volume or amount of an asset or liability; (ii) a change in interest rates; or (iii) a change caused by the combination of changes in volume and interest rates. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided as to changes attributable to change in volume (change in volume multiplied by old rate) and change in rates (change in rate multiplied by old volume). The net change attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate. All dollar amounts are expressed in thousands.

TABLE 2 - Changes in Interest Income and Expense
(Dollar amounts in thousands)

                                               Year Ended December 31,           Year Ended December 31,
                                               1999 Compared to 1998             1998 Compared to 1997
                                            ----------------------------       -----------------------
                                                     Rate/           Net                Rate/      Net
                                            Volume   Yield        Change       Volume   Yield   Change
                                            ------   -----        ------       ------   -----   ------
Interest income:
Loans (1)(2)..........................      $2,065    (323)        1,742       $1,345   ($153)  $1,192
Investment securities (3).............          (4)     28            24           10     (35)     (25)
Federal funds sold....................         (40)    (12)          (52)           5      (5)     -0-
                                            ------    ----         -----       ------   -----   ------
 Total interest income................       2,021    (307)        1,714        1,360    (193)   1,167

Interest expense:
NOW accounts..........................          30     (40)          (10)          33     (15)      18
Money market accounts.................          (8)      1            (7)          (1)     (6)      (7)
Savings deposits......................          10     (35)          (25)          (3)    (16)     (19)
Time deposits, $100,000 and over......         162     (59)          103          109       7      116
Time deposits, other..................         275     (73)          202           53     (17)      36
                                            ------    ----         -----       ------   -----   ------
Total deposits........................         469    (206)          263          191     (47)     144

Other borrowings......................         187     (36)          151          223      12      235
                                            ------    ----         -----       ------   -----   ------

Total interest expense................         656    (242)          414          414     (35)     379
                                            ------    ----         -----       ------   -----   ------

Net interest income...................       1,365     (65)        1,300       $  946   ($158)  $  788
                                            ======    ====         =====       ======   =====   ======

-----------
(1)  Loan amounts include nonaccruing loans.
(2) Interest income includes the portion of loan fees recognized in the respective periods.
(3) Changes due to rate and volume on investment securities have been computed using actual yields on tax-exempt securities rather than tax-equivalent yields. Yields are computed on the carrying value of the securities.

     The level and volatility of interest rates can have a significant impact on the Company's profitability. Management attempts through interest rate risk management to identify and manage the sensitivity of the Company's net interest income to changing interest rates. The Company uses income simulation modeling as a primary tool in measuring interest rate risk and managing interest rate sensitivity of its assets and liabilities. Simulation modeling considers not only the impact of changing market rates of interest on future net interest income, but also such other potential causes of variability as earning asset volume, mix, yield curve relationships, customer preferences and general market conditions.

     Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the impact of interest rate changes on net interest income. The following table sets forth the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1999. The time periods in the table represent the period, following December 31, 1999, during which an asset or liability matures or can be repriced. This interest sensitivity gap table is designed to monitor the Company's interest rate risk exposure within the designated time horizons. In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations. The Company's policy is to attempt to maintain a ratio of cumulative gap to total assets of negative 10.00% to positive 10.00% in the time periods of six months, one year, and five years. The following table reflects that the Company's interest-earning assets and interest-bearing liabilities are within the Company's policy guidelines.

TABLE 3 - Interest Rate Gap Sensitivity
(Dollar amounts in thousands)

                                         0 to 3     4 to 6     7 to 12    1 to 5    Over 5
                                         Months     Months     Months     Years     Years     Total
                                        ---------  ---------  ---------  --------  --------  --------
Interest Sensitive Assets
-------------------------
Fed Funds Sold........................  $ 4,590        -0-        -0-        -0-       -0-   $  4,590
Investment Securities
   Taxable (1)........................    5,749         97        179      5,243     7,219     18,487
   Tax-exempt (1).....................      454        -0-        155      2,675     5,457      8,741
Loans
   Fixed rate.........................    4,434      2,952      2,534      1,098       -0-     11,018
   Adjustable rate....................   34,500        673      2,130      2,884       -0-     40,187
   Scheduled payments.................    2,646      2,314      4,969     27,779       623     38,331
                                        -------    -------    -------    -------   -------   --------
Total Interest-Sensitive Assets.......  $52,373    $ 6,036    $ 9,967    $39,679   $13,299   $121,354
                                        =======    =======    =======    =======   =======   ========

Interest Sensitive Liabilities
--------------------------------------
NOW...................................  $12,457        -0-        -0-        -0-       -0-   $ 12,457
Money Market..........................    6,376        -0-        -0-        -0-       -0-      6,376
Savings...............................   14,907        -0-        -0-        -0-       -0-     14,907
Time Deposits.........................    7,037      6,993      9,981     13,038       -0-     37,049
Time, in excess of $100,000...........    6,084      3,745      4,978      5,211       -0-     20,018
Other interest-bearing liabilities....    5,671        -0-        -0-      5,500       -0-     11,171
                                        -------    -------    -------    -------   -------   --------
Total Interest Sensitive Liabilities..  $52,532    $10,738    $14,959    $23,749   $   -0-   $101,978
                                        =======    =======    =======    =======   =======   ========

Interest Sensitivity Gap..............     (159)    (4,702)    (4,992)    15,930    13,299     19,376
Cumulative Gap........................     (159)    (4,861)    (9,853)     6,077    19,376

Ratio of cumulative gap to
   total assets.......................    (0.12%)    (3.69%)    (7.48%)     4.61%    14.71%
-----------

(1) All investment securities are shown at the carrying value.

          Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate gap sensitivity. Additionally, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, and this characteristic is known as basis risk. Also, varying interest rate environments may create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis. Due to reasons such as these, management considers the gap analysis in Table 3 to be one tool in studying interest rate sensitivity, just as simulation modeling is another tool. Current simulation results indicate minimal sensitivity to parallel shifts in the yield curve; however, no assurances can be given that the Company is not at risk from changes in interest rates.


Lending Activities
------------------

General

     At December 31, 1999, the Company's net loan portfolio constituted approximately 66.99% of the Company's total assets. The following table sets forth the composition of the Company's loan portfolio at the indicated dates.

TABLE 4 - Loans Outstanding
(Dollar amounts in thousands)

                                             At December 31,
                                   ----------------------------------
                                         1999             1998
                                   ----------------  ----------------
                                    Amount  Percent  Amount   Percent
                                   -------  -------  -------  -------
Commercial, financial,
and agricultural.................  $11,167   12.46%  $10,157    13.64%

Real estate - construction.......   16,576   18.50%   12,631    16.97%

Real estate - mortgage...........   49,359   55.08%   40,379    54.24%

Consumer loans...................   12,512   13.96%   11,273    15.15%
                                   -------  ------   -------   ------

Total loans......................   89,614  100.00%   74,440   100.00%

Less: Allowance for loan losses..    1,357               935
                                   -------           -------

Total loans, net.................  $88,257           $73,505
                                   =======           =======


     The following table sets forth the scheduled maturities of the loans for selected categories in the Company's loan portfolio as of December 31, 1999 based on their contractual terms to maturity. Loans unpaid at maturity are renegotiated based on current market rates and terms.

TABLE 5 - Loan Portfolio Maturity
(Dollar amounts in thousands)
                                                                         Rate Structure for Loans
                                              Loans Maturing              Maturing Over One Year
                                 ------------------------------------  ----------------------------
                                   Less    One to    More                             Floating or
                                 than One   Five   than Five           Predetermined   Adjustable
                                   Year    Years     Years     Total   Interest Rate      Rate
                                 --------  ------  ---------  -------  -------------  -------------
Commercial, financial
   and agricultural............   $ 4,881  $4,958     $1,328  $11,167         $4,538         $1,748

Real estate -
   construction................    12,895   3,544        137   16,576          1,108          2,573
                                 --------  ------  ---------  -------  -------------  -------------
 Total                            $17,776  $8,502     $1,465  $27,743         $5,646         $4,321
                                  =======  ======     ======  =======         ======         ======


Types of Loans

Commercial, Financial, and Agricultural Loans

     Commercial, financial, and agricultural loans, hereinafter referred to as commercial loans (including non-real estate loans for agricultural purposes but excluding commercial construction loans), totaled $11,166,660 or 12.46% of the Company's gross loan portfolio at December 31, 1999. All commercial loans are held in the Bank's loan portfolio. These loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The terms of the Bank's commercial loans generally range from three months to seven years, and some of the loans carry interest rates which adjust in accordance with changes in the prime rate. Substantially all of the Bank's commercial loans are secured and guaranteed by the principals of the business.

Real Estate - Construction Loans

     $16,576,411 or 18.50% of the Company's gross loans outstanding at December 31, 1999 were construction loans and acquisition and development loans. All construction and acquisition and development loans are held in the Bank's loan portfolio. The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale. The majority of the Bank's construction loans are made to residential real estate developers for single-family residential properties. Construction loans are usually variable rate loans made for terms of six months, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. Construction loans are limited to 85% of the appraised value of the lot and the completed value of the proposed structure. In response to competitive conditions, the Bank permits a portion of its single family residential construction loans extended to builders to be made without commitments for "take-out" or permanent financing from third parties.

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

Real Estate - Mortgage Loans

     At December 31, 1999, real estate - mortgage loans totaled $49,358,441 or 55.08% of the Company's gross loan portfolio. Real estate - mortgage loans include all loans secured by real estate for purposes other than construction or acquisition and development and are hereinafter referred to as real estate loans. All real estate loans are held in the Bank's loan portfolio. Of this amount, $14,040,263 or 15.67% of the Company's gross loan portfolio was comprised of loans secured by one to four family residential properties, including home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of home improvement). Most of these home equity loans are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10-15 year period. The Bank also offers a product which allows consumers to borrow with low closing costs on the equity in their homes. This product is a variable rate revolving line of credit, having an outside maturity of 5 years with 1.5% of the average daily balance due monthly. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

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

     At December 31, 1999, the remainder of the Company's real estate loans totaled $35,318,178 or 39.41% of the Company's gross loan portfolio. These loans were comprised of non-farm nonresidential real estate loans (including commercial real estate loans and loans secured by raw land).

Consumer Loans

     At December 31, 1999, consumer loans totaled $12,512,136 or 13.96% of the Company's gross loan portfolio. $8,647,329 or 69.11% of these loans are held in the Bank's loan portfolio, with the remainder held in CLC's loan portfolio.

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

     At December 31, 1999, consumer loans held in CLC's loan portfolio totaled $3,864,807 or 4.31% of the Company's gross loan portfolio. CLC, a consumer finance company, makes loans for up to $3,000 with original maturities of up to three years under the Georgia Industrial Loan Act (GILA). Additionally, CLC may choose to make consumer loans, which are typically called deregulated loans, such as sales finance loans. The Company considers CLC's loans to involve a relatively high credit risk compared to other loans in the Company's portfolio. These consumer loans generally yield a higher return to the Company than consumer loans originated by the Bank. The Company believes that the generally higher yields on CLC's loan portfolio offset the higher risk associated with such loans and contribute to a profitable spread between the Company's yield on earning assets and the Company's cost of funds.

     In 1996, the Bank began to issue MasterCard and VISA credit cards to applicants who met the Bank's credit standards. The credit approval policy was similar to that which the Bank used for any consumer loan customer. As of December 31, 1999, credit card loans totaled $1,1,42,458, or 1.27% of the Company's gross loan portfolio. The Bank considers credit card loans to involve a relatively high credit risk compared to other types of loans offered by the Bank, even though management considered its credit approval policy to be conservative. As of March 1, 2000, the Bank sold its credit card portfolio to the Bankers Bank in Atlanta, Georgia. For one year from the time of this sale, the Bank will be responsible to Bankers Bank for any debt in this portfolio which proves to be uncollectable after 90 days.


Origination, Purchase and Sale of Loans

     The Bank originates loans primarily in Paulding County, Georgia. The Bank also originates loans in Cobb, Douglas, and Bartow Counties, each of which is contiguous to Paulding. Loans are originated by loan officers who operate from the Bank's offices in Paulding and Cobb Counties. These loan officers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others. The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices. Management of the Bank currently anticipates that the Bank will open an additional office in Douglas County in 2000. Management expects to have lenders who will originate loans from the Douglas location.

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

     CLC's loans are originated by lenders who operate from CLC's offices in northwest Georgia. These lenders actively solicit loan applications from existing customers. CLC also originates loans through a conditional sales contract program with retailers. CLC may expand the program with similar arrangements through other retailers. All loans made through this program must meet CLC's ordinary credit standards. CLC receives numerous loan applications as a result of customer referrals and walk-ins to its offices.


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

     The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans. For the year ended December 31, 1999, the Bank recognized origination, commitment and other loan fees totaling $752,107, which equaled 11.05% of the Company's net interest income for such year. For the years ended December 31, 1998 and 1997, the Bank recognized origination, commitment and other loan fees totaling $628,683 and $575,498, respectively, which equaled 11.41% and 12.19%, respectively, of the Company's net interest income for such years.

     CLC receives miscellaneous fee income from late payment charges, loan fees, maintenance fees, and miscellaneous services related to its existing loans. For the year ended December 31, 1999, CLC recognized loan fees totaling $448,367, which equaled 6.59% of the Company's net interest income for such year. For the year ended December 31, 1998, CLC recognized loan fees totaling $291,730, which equaled 5.30% of the Company's net interest income for such year.

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

     The Bank's internal problem loan rating system establishes three classifications for problem assets: substandard, doubtful and loss. Additionally, in connection with regulatory examinations of the Bank, federal and state examiners have authority to identify problem assets and, if appropriate, require the Bank to classify them. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as loss is considered uncollectible. Federal regulations also designate a "special mention" category, described as assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention.

     The Bank's collection procedures provide that when a loan becomes 10 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 60 days and no legal action is required. In certain circumstances, the Bank, for a fee, may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs. The Bank has restructured loans as of

December 31, 1999, which totaled approximately $103,000. Generally, the Bank stops accruing interest on delinquent loans when payment is in arrears for 90 days (unless the obligation is both well secured and in the process of collection) or when collection otherwise becomes doubtful. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action. In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession. Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold and is carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Accounting standards define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent write-downs are provided by a charge to income through losses on other real estate in the period in which the need arises.

     The Bank attempts to sell real estate owned promptly after foreclosure, and it sold $83,030 of real estate owned due to loan foreclosures during the year ended December 31, 1999. The book value of real estate owned that was sold by the Bank during the year ended December 31, 1999 totaled $79,258. As of December 31, 1999, there was $191,986 in real estate owned as a result of foreclosure.

     CLC's loan portfolio is periodically reviewed by CLC's management to identify deficiencies and to take corrective actions as necessary. All past due loans are reviewed daily by each CLC Office Manager and monthly by CLC's senior management. CLC's Board of Directors reviews the total loans considered over 90 days delinquent in their bi-monthly meetings. The Board compares delinquency rates on an office-by-office basis. CLC's collection procedures provide that when a loan becomes 5 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 90 days and no legal action is required. Generally, when an account reaches 90 to 120 days with no payment collected in that time frame, notice will be mailed to the customer stating that CLC is taking legal action against them unless the account is brought to a current status within 10 days. If the customer does not respond within that time frame, CLC typically will file suit against the parties involved in the local Magistrate Court. Generally, CLC's policy is to charge off any loan on which CLC has not received a payment in 6 months. Management may determine that a loan is in the process of collection and, therefore, the past due loan does not have to be charged off. CLC's loans which are past due 90 days or more total $440,064 as of December 31, 1999, as compared to $104,132 as of December 31, 1998. Management attributes some of the growth in past due loans to the fact that CLC experienced a 99.49% growth in its loan portfolio during 1999.

     The following table sets forth information regarding the Company's delinquent and non-performing assets as of the dates indicated.


TABLE 6 - Non-performing Assets
(Dollar amounts in thousands)
                                            At December 31,
                                            ---------------
                                             1999     1998
                                            -------  ------
Non-performing assets:

Accruing loans which are contractually
  past due 90 days or more................  $  440   $ 177

Nonaccruing loans.........................     525     555

Real estate acquired through foreclosure..     192      48

Property acquired through repossession....     -0-      10
                                            ------   -----

      Total...............................  $1,157   $ 790
                                            ======   =====

Ratio of non-performing assets to:

Total loans and real estate acquired
   through foreclosure and repossessions..    1.29%   1.06%

Total assets..............................    0.88%   0.73%

     The Bank recorded interest income on the nonaccruing loans listed above for the fiscal year ended December 31, 1999 of $22,037. The gross interest income that would have been recorded during the fiscal year ended December 31, 1999 if the nonaccruing loans listed above had been current in accordance with their original terms would have been $46,563.

Allowance for Loan Losses

     The allowance for loan losses is a means of absorbing future losses which could be incurred from the current loan portfolio. Both the Bank and CLC maintain an allowance for loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

     The Bank maintains a general allowance in the range of 1.00% to 1.50% of the total principal amount of loans outstanding (less the total principal amount of loans outstanding that are secured by certificates of deposit), and management adjusts the general allowance monthly by charges to income in response to changes in the outstanding loan balance and changes in the asset quality ratings. Management also may establish specific loan loss allowances for specific loans after considering such factors as past delinquencies on the loan, the value of the underlying collateral and the size of the loan. The Bank began a special allowance in 1996 equal to 4% of the outstanding balances in its credit card portfolio, in acknowledgment of the risk related with this type of credit product. This portfolio was sold in February 2000, therefore the special allowance for the Bank's credit card portfolio will not be necessary after one year from the date of the sale. Additionally, in 1998 the Bank began a special allowance based on risks associated with Year 2000. As of this time, management is not aware of any specific loan problems which require the loan loss allowance due to Y2K issues. The special allowance related to Year 2000 risks will be absorbed into the general allowance as soon as management deems appropriate. A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the general allowance for loan losses as of December 31, 1999 is adequate to absorb possible losses from loans currently in the portfolio.

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

TABLE 7 - Analysis of the Allowance for Loan Losses
(Dollar amounts in thousands)
                                                      Years Ended December 31,
                                                      ------------------------
                                                        1999             1998
                                                       ------           ------
Allowance for possible loan losses,
 beginning of the period.............................  $  935            $ 829

Charge-offs for the period:
   Commercial, financial, and agricultural...........       9               14
   Real estate - construction........................       0                0
   Real estate - mortgage............................      20                0
   Consumer..........................................     384              254
                                                       ------            -----

  Total charge-offs..................................     413              268
                                                       ------            -----

Recoveries for the period:
   Commercial, financial, and agricultural...........  $   13            $   5
   Real estate - construction........................       0                0
   Real estate - mortgage............................       0                0
   Consumer..........................................      50               33
                                                       ------            -----

  Total recoveries...................................      63               38
                                                       ------            -----

Net charge-offs for the period.......................     350              230
                                                       ------            -----

Allowance for loan losses acquired...................      77                0
                                                       ------            -----

Provision for loan losses charged to earnings........     695              336
                                                       ------            -----

Allowance for possible loan losses,
  end of the period..................................  $1,357            $ 935
                                                       ======            =====

Ratio of allowance for loan losses to
  total average loans outstanding....................    1.64%            1.46%

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period......................    0.42%            0.36%

     In addition to the Bank's loan rating system for problem assets described above (see Problem Loans, above), the Bank has established a loan rating system for all categories of loans which assists management and the Board of Directors in determining the adequacy of the Bank's allowance for loan losses. Each loan in the Bank's portfolio is assigned a rating which is reviewed by management periodically to ensure its continued suitability. An exception is made in the case of (i) monthly installment loans which are grouped together by delinquency status such as over 10, 30, 60, or 90 days past due and (ii) problem assets which are rated as substandard, doubtful, or loss as discussed above. All other loans are assigned a rating that consists of five categories ranging from excellent to "special mention". Loans rated in each of these five loan rating categories are weighted by factors ranging from of 0.50% to 5.00% that management believes reasonably reflects losses that can be anticipated with respect to loans in each of these categories. Loans in the substandard, doubtful, or loss categories are weighted by factors of 15%, 50% and 100%, respectively. Based on these weightings, the Bank's management establishes an allowance for loan losses that is reviewed by its Board of Directors each month. Additionally, management takes into consideration other factors such as the amount of loans committed but unfunded, changes in the economy, and other issues, in order to establish an allowance for loan losses.

     The following table sets forth the Company's allocation of the allowance for loan losses as of December 31, 1999, and 1998.


TABLE 8 - Allocation of the Allowance for Loan Losses
(Dollar amounts in thousands)

                                                At December 31, 1999        At December 31, 1998
                                              --------------------------  ------------------------
                                                        Percent of loans          Percent of loans
                                                        in each category          in each category
Balance at end of period applicable to          Amount   to total loans   Amount   to total loans
--------------------------------------        ---------  ---------------  ------  ----------------
Commercial, financial, and agricultural.....     $   73           12.46%    $ 89             13.64%
Real estate - construction..................         84           18.50%     103             16.97%
Real estate - mortgage......................        603           55.08%     416             54.24%
Consumer....................................        350           13.96%     127             15.15%
Unallocated.................................        247             N/A      200               N/A
                                                 ------          ------     ----            ------

     Total..................................     $1,357          100.00%    $935            100.00%
                                                 ======          ======     ====            ======

Investment Activities
---------------------

     Interest earned on securities and other investments provides the second largest source of revenues for the Company after interest on loans, constituting $1,311,294 or 10.60% of total interest and other income for the year ended December 31, 1999, as compared to $1,286,839, or 12.40%, respectively, as of December 31, 1998. The Company's investment portfolio totaled $27,226,422 or 20.66% of total assets at December 31, 1999, as compared to $22,368,036, or 20.80%, respectively, as of December 31, 1998. The entire investment portfolio is held by the Bank. The portfolio is designed to enhance liquidity while providing acceptable rates of return.

     The following table sets forth the carrying value of the Bank's investments at the dates indicated. All securities held are available for sale and are carried at fair market value.


TABLE 9 - Investment Securities
(Dollar amounts in thousands)
                                                         At  December 31,
                                                     -------------------------
                                                        1999              1998
                                                     -------           -------
     U.S. Government and agency
       obligations.................................  $18,486           $14,246
     Other bonds, notes, debentures
       and securities..............................    1,115               919
     States & political subdivisions - tax-exempt..    7,625             7,203
                                                     -------           -------

        Total......................................  $27,226           $22,368
                                                     =======           =======

     The following table sets forth the carrying value of the Bank's investments at December 31, 1999, the weighted average yields on the Bank's investments at December 31, 1999 and the periods to maturity of the Bank's investments from December 31, 1999.


TABLE 10 - Expected Maturities of Investment Securities
(Dollar amounts in thousands)

                                       Periods to Maturity from December 31, 1999
                               ------------------------------------------------------------
                               1 year or less   1 - 5 years   5 - 10 years   Over 10 years
                               ---------------  ------------  -------------  --------------
                                   Amount          Amount        Amount          Amount
                               ---------------  ------------  -------------  --------------
U. S. Government and
   agency Obligations........          $5,483        $6,733         $3,668          $  136
U. S. Government agencies -
   mortgage-backed...........             -0-           270            585           1,611
Tax-exempt
   municipal bonds...........             406         2,675          2,412           2,132
Other bonds, notes, de-
   bentures, and securities..           1,115           -0-            -0-             -0-
                                       ------        ------         ------          ------

   Total.....................          $7,004        $9,678         $6,665          $3,879
                                       ======        ======         ======          ======

Weighted average yield.......            6.17%         7.59%          6.71%           7.27%

(1) The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.

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

Deposits

The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balances required, the time period the funds must remain on deposit and the interest rate. Deposits are obtained primarily from the Bank's Paulding and Cobb Counties market area. The Bank has an Internet branch via its website, where new customers may open a deposit account with little concern about geographic location. The Bank has partnered with a vendor which provides customers with a bill paying service and the ability to conduct funds transfers via a secure Internet connection. The Bank has implemented stringent security measures in order to provide the ease of Internet banking while maintaining safety measures deemed necessary by management. The Bank also subscribes to a service called QwickRate, which allows the Bank to publish its rates on certificates of deposits over an electronic billboard that may attract interested depositors throughout the U.S. The Bank may choose to seek deposits through this alternative source of funds if management determines that the choice meets the Company's asset and liability strategies. Management of the Bank sets the rates to be offered, which have been slightly higher than the rates paid on core deposits. The Bank utilized this service for the first time in 1999, with $6,055,045 outstanding in these time deposits for the year ended December 31, 1999. Additionally, a new product offered by the Bank allows certain commercial customers the flexibility of employing funds that might otherwise remain in deposit balances to invest in repurchase agreements so that the customer may earn interest overnight. Securities sold under repurchase agreements totaled $4,880,864 at December 31, 1999.

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

     The following table sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 1999.

TABLE 11 - Maturities of Time Deposits of $100,000 and greater
(Dollar amounts in thousands)

                                   Time Deposits
                                 $100,000 or more
                                 ----------------
3 months or less.................        $ 6,052
Over 3 months through 6 months...          3,744
Over 6 months through 12 months..          5,077
Over 12 months...................          5,211
                                         -------
 Total outstanding...............        $20,084
                                         =======

Borrowings

     The Bank maintains two lines of credit to borrow fed funds that total $5,300,000 in order to enhance liquidity. At December 31, 1999, the Bank had no funds borrowed on either of these lines of credit. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of credit available from the Federal Home Loan Bank fluctuates based on criteria set by that institution concerning the Bank's portfolio of loans secured by housing for one to four families. As of December 31, 1999, the Bank had $5,500,000 in borrowings outstanding under this facility. No additional borrowings were available to the Bank as of December 31, 1999 based on the Bank's loan portfolio.

     The Company has a $3,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity.
As of December 31, 1999, the Company had no funds borrowed under this facility. Additionally, CLC established a $1,500,000 revolving credit facility with The Bankers Bank in July 1999, which is intended to provide a source of funds for the lending activities of that subsidiary. As of December 31, 1999, CLC had $790,000 in borrowed funds outstanding under this facility. As of July 1999, the operations of CashTrans are funded principally through a $1,000,000 credit facility with The Bankers Bank. As of December 31, 1999, CashTrans had $775,000 in borrowed funds outstanding under this facility. Under these revolving credit facilities with The Bankers Bank, interest only is due and payable on the first business day of each calendar quarter. The Company's credit facility (i) accrues interest at a floating rate equal to the "prime" rate of interest as published from time to time in The Wall Street Journal minus 1%, and (ii) the
                               -----------------------
principal shall be paid in eight annual installments beginning July 2001. CLC's and CashTrans' credit facilities (i) accrue interest at a floating rate equal to the prime rate minus 0.75%, and (ii) are due in full on July 1, 2000. Amounts outstanding under the three credit facilities are guaranteed by the Company and collateralized by the stock in the Bank. CLC's loan is also collateralized by its loan receivables. CashTrans' loan is personally guaranteed by James R. Henderson, the principal of JRH Diversified, Inc.

Competition
-----------

     Based on total assets of $126,661,817 as of December 31, 1999, the Bank is presently one of the smaller financial institutions with offices in Paulding and Cobb Counties. The Bank faces strong competition for deposits and loans from numerous other financial institutions, some of which are community banks that expanded their services from adjacent counties into Paulding County. Larger financial institutions have greater resources and lending limits than the Bank, and typically have more branch offices. A federal credit union owned by the employees of a local public utility company also has a branch in Paulding County. Since credit unions are not subject to income taxes in the way that commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also competes for deposits and loans with commercial banks and thrift institutions in metropolitan Atlanta, some of which are affiliated with large regional financial institutions. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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


Employees
---------

     As of December 31, 1999, the Bank had 78 full-time and 19 part-time employees, Metroplex had 2 full-time employees and 2 part-time employees, CLC had 27 full-time and 1 part-time employees, CashTrans had 4 full-time employees and 9 part-time employees, and the Company had 6 full-time employees and 1 part-time employee. No employees are covered by collective bargaining agreements, and the Company considers its relationship with its employees to be excellent.

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

     Regulatory Capital Requirements. The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve's risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1999 were 14.16% and 15.41% respectively.

     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, all but the most highly rated bank holding companies are required by the Federal Reserve to maintain a minimum leverage ratio of 4% to 5%. The Georgia Department requires a minimum Tier 1 capital to adjusted total assets ratio of 4%. The Company's leverage ratio at December 31, 1999 was 11.00%.

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

     However, the activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, which the
President signed on November 12, 1999.   Gramm-Leach-Bliley repeals the anti-
affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. The BHCA was amended to permit a financial holding company to engage in any activity and acquire and retain any company that the Federal Reserve determines to be (a) financial in nature or incidental to such financial activity or (b) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Federal Reserve must consult with the Secretary of the Treasury in determining whether an activity is financial in nature or incidental to a financial activity. Holding companies may continue to own companies conducting activities which had been approved by Federal order or regulation on the day before Gramm-Leach-Bliley was enacted.

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

      The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low-and-moderate-income borrowers in their local communities. An institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using
a streamlined approach.   All
institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

     Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution's Community Reinvestment Act performance and to review the institution's Community Reinvestment Act public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution's written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution's community reinvestment record.

     The recently enacted Gramm-Leach-Bliley Act makes various changes to CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under this Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

     On November 12, 1999, the President signed the Gramm-Leach-Bliley Act into law. The Act:

     . allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

     .  allows insurers and other financial services companies to acquire banks;

     . removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

     . establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

     This part of the Act became effective on March 11, 2000.

     The Act also modifies current law related to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.


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

     The FDIC has adopted a risk-related deposit insurance system. Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: "well capitalized," "adequately capitalized," or "under capitalized." Within each risk classification, there are three subgroups. Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution's primary federal regulator. Depending upon a BIF member's risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as .04% of insured deposits or as high as .31% of insured deposits. The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is zero percent of insured deposits for the period from January 1, to June 30, 2000. This is the most favorable assessment rate applicable to any insured institution. However, the Deposit Insurance Funds Act of 1996 (DIFA) requires that a Financing

Corporation (FICO) assessment be paid by the Bank in 2000. The annual FICO assessment rate for banks is presently .0212% of deposits. The Bank paid $10,248 in assessments, which was the minimum set by the FDIC for that period, during the year ended December 31, 1999.

     The FDIC has issued risk-based and leverage capital guidelines similar to that issued by the Federal Reserve and discussed above. At December 31, 1999, the Bank had Tier 1 capital of $10,388,000, or 8.13% of total average assets.

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

     An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 1999, the Company and the Bank each had capital levels that qualify each as being "well capitalized" under such regulations.

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


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company and the Bank operate from a main office and five branch offices in Paulding and Cobb Counties in Georgia. The main office, built in 1988 and located at 3844 Atlanta Highway in Hiram, Georgia, contains approximately 16,000 square feet. The Bank owns the land and the building at this location. The Company pays rent for the use the premises, equipment and furniture of the Bank. Metroplex and CashTrans lease office space in Dallas, Georgia. CLC leases office space in the Georgia cities of Woodstock, Rockmart, Rossville, Gainesville, Dalton, Oakwood, Rome, Dahlonega, and two in Cartersville.

     The Bank opened a full service branch office at 100 Hardee Street, Dallas, Paulding County, Georgia in June 1991. The Bank leases the land and owns the building at this location, which contains approximately 1,150 square feet and includes three teller stations and two drive-in window teller stations. The lease on this property has been extended until June 2002. In December 1991, the Bank also opened a full service office located in the Kroger grocery store of the Paulding Commons Shopping Center, 4215 Jimmy Lee Smith Parkway in Hiram, Georgia. The Bank leases its office space in the grocery store and owns the furniture, fixtures and equipment used in the Bank office. In April 1998, the Company entered into a lease for the Bank's limited services facility at Barrett Court in Kennesaw, Georgia which is located in the Town Center area of Cobb County. In January 1999, the Bank opened a full service office at 3161 Cobb Parkway, Suite 100, Kennesaw, Georgia which is located in the Butler Crossing Shopping Center. The Bank leases its office space in the shopping center and owns the furniture, fixtures, and equipment used in the Bank office. In January 2000, the Bank opened a full service office at 1690 Powder Springs Road SW, Building 300 Suite A, Marietta, Georgia which is located in the Battle Ridge Shopping Center. The Bank leases its office space in the shopping center and owns the furniture, fixtures, and equipment used in the Bank office.

     At December 31, 1999, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by the Company was $3,994,220. Data processing services are provided by an outside service bureau.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1999.



                                 PART II
                                 -------


ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------

     Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the caption "Selected Annual Consolidated Financial Data" in the Company's 1999 Annual Report to Stockholders. Such information is incorporated herein by reference.

     The Company's ability to pay dividends is dependent on dividends paid by the Bank, if any. Additionally, Georgia law imposes certain restrictions on the payment of cash dividends by the Bank. See "Item 1. Business - Supervision and Regulation."


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     Selected consolidated financial data for the Company for each of the five fiscal years ending December 31, 1999, 1998, 1997, 1996, and 1995 are set forth under the caption "Selected Annual Consolidated Financial Data" in the Company's 1999 Annual Report to Stockholders. Such information is incorporated herein by reference. A discussion of the Company's financial condition and results of operations at and for the dates and periods covered by the consolidated financial statements of the Company is set forth in the Company's 1999 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such discussion is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The following consolidated financial statements of the Company, together with the Report of Independent Certified Public Accountants thereon, which are set forth in the Company's 1999 Annual Report to Stockholders, are incorporated herein by reference:

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Earnings for the years ended
      December 31, 1999, 1998 and 1997

     Consolidated Statements of Comprehensive Income for the years ended
      December 31, 1999, 1998 and 1997

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1999, 1998 and 1997

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


                                 PART III
                                 --------


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     Information relating to the Directors of the Company is set forth under the caption "Proposal 1 - Election of Directors" on pages 4 through 8 of the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders (2000 Proxy Statement). Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth under the caption "Proposal 1 - Election of Directors - Officers" on page 9 of the 2000 Proxy Statement. One Director of the Company failed to file on a timely basis a report required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year. Mr. Drummond failed to file in a timely manner the report relating to his commencement as a Director of the Company. Other than as described here, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, each person who, at any time during the year ended December 31, 1999, was a Director, Executive Officer, or beneficial owner of more than ten percent of the Company's Common Stock filed, on a timely basis, all reports required to be filed by them, during such year, pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     Information relating to executive compensation is set forth under the caption "Proposal 1 - Election of Directors - Compensation of Directors" on page 9 of the 2000 Proxy Statement and under the caption "Proposal 1 - Election of Directors - Executive Compensation" on pages 10 through 13 of the 2000 Proxy Statement and under the caption "Proposal 1 - Election of Directors - Transactions with Management" on page 12 of the 2000 Proxy Statement. Such information is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information regarding ownership of the Company's $2.50 par value Common Stock by certain persons is set forth under the captions "Voting - Principal Stockholders" on page 2 of the 2000 Proxy Statement and "Proposal 1 - Election of Directors - Nominees" on pages 4 through 8 of the 2000 Proxy Statement. Such information is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information regarding certain transactions between the Company and Directors, executive officers and certain shareholders, and their affiliates, is set forth under the caption "Proposal 1 - Election of Directors - Transactions with Management" on page 12 of the 2000 Proxy Statement. Such information is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
     (a)  Exhibits

     The following exhibits are filed as a part of or incorporated by reference in this report:

  Exhibit No.            Description
  -----------            -----------

      2.1 Purchase Agreement dated May 1, 1999 between the Company and Drummond Association Inc.

      3.1* +   Articles of Incorporation of the Company

               (Amendment to Articles of Incorporation filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

      3.2      Bylaws of the Company
               (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998)

      4. The rights of security holders are defined in the Articles of Incorporation and Bylaws provided in exhibit 3.1 and 3.2, respectively.

      10.1*    1988 Stock Option Plan and related specimen copy of option

      10.2 +   1993 Employee Stock Option Plan
               (Amended Plan filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

      10.3  +  1993 Directors Stock Option Plan
               (Amended Plan filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

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

     10.10 + Employment Agreement dated January 1, 1998, between the Company and Ronnie Austin
               (Amended Agreement filed as Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

     10.11     Employment Agreement dated July 1, 1999, between CLC and Danny
               Drummond
               (Filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999)

     10.12 + Executive Supplemental Retirement Plan - Executive Agreement dated January 13, 2000 between the Bank and Ronnie Austin (Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

     10.13 + Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 13, 2000 between the Bank and Ronnie Austin (Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

     10.14 + Deferred Compensation Plan for Key Employees and Directors (Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

     10.15 + Director's Delayed Compensation Plan Agreement dated October 26, 1999 between the Bank and R. Alan Bullock
               (Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

     10.16 + Director's Delayed Compensation Plan Agreement dated October 26, 1999 between the Bank and Bobbie P. Cooper
               (Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

     10.17 + Director's Delayed Compensation Plan Agreement dated October 26, 1999 between the Bank and J. Calvin Earwood
               (Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

     10.18 + Director's Delayed Compensation Plan Agreement dated October 26, 1999 between the Bank and William A. Foster III
               (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

     10.19 + Director's Delayed Compensation Plan Agreement dated October 26, 1999 between the Bank and Tommie R. Graham Jr.
               (Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

     10.20 + Director's Delayed Compensation Plan Agreement dated October 26, 1999 between the Bank and John C. Helms

               (Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

      13.+     1999 Annual Report**

      21.+     Subsidiaries

      27.+     Financial Data Schedule (electronic filing only)
----------
*Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-4, as amended (No. 33-37601).

** Certain sections of the Company's 1999 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1999 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

+ Filed herewith.


      (b)  Reports on Form 8-K

      One report on Form 8-K was filed by the Company with the Commission during the quarter ended December 31, 1999 concerning a two-for-one stock dividend which was paid on January 28, 2000 to shareholders of record on January 18, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                                        (Registrant)

Date: March 28, 2000     By:  /s/Ronnie L. Austin
                              --------------------
                              Ronnie L. Austin
                              President and Chief Executive Officer


                         By:  /s/Angel J. Byrd
                              ----------------
                              Angel J. Byrd
                              Comptroller
                              (principal accounting officer)

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2000.

     Signature                           Title
     ---------                           -----


/s/W. A. Foster III                   Chairman of the Board
-------------------
W. A. Foster III


/s/Ronnie L. Austin                   President, Chief Executive Officer and
-------------------                   Director (principal executive officer)
Ronnie L. Austin


/s/George Berry                       Director
---------------
George Berry


/s/R. Alan Bullock                    Director
------------------
R. Alan Bullock


/s/Bobbie P. Cooper                   Director
-------------------
Bobbie P. Cooper


/s/Danny Drummond                     Director
-----------------
Danny Drummond


/s/J. Calvin Earwood                  Director
--------------------
J. Calvin Earwood


/s/Tommie R. Graham                   Director
-------------------
Tommie R. Graham

                         INDEX OF EXHIBITS
                         -----------------

  Exhibit No.    Description
  -----------    -----------

     3.1* +    Articles of Incorporation of the Company
               (Amendment to Articles of Incorporation filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

     10.2 +    1993 Employee Stock Option Plan
               (Amended Plan filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

     10.3 +    1993 Directors Stock Option Plan
               (Amended Plan filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

    10.10 + Employment Agreement dated January 1, 1998, between the Company and Ronnie Austin
               (Amended Agreement filed as Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

    10.12 + Executive Supplemental Retirement Plan - Executive Agreement dated January 13, 2000 between the Bank and Ronnie Austin (Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

    10.13 + Life Insurance Endorsement Method Split Dollar Plan Agreement dated January 13, 2000 between the Bank and Ronnie Austin (Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

    10.14 + Deferred Compensation Plan for Key Employees and Directors (Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

    10.15 + Director's Delayed Compensation Plan Agreement dated October 26, 1999 between the Bank and R. Alan Bullock
               (Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

    10.16 + Director's Delayed Compensation Plan Agreement dated October 26, 1999 between the Bank and Bobbie P. Cooper
               (Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

    10.17 + Director's Delayed Compensation Plan Agreement dated October 26, 1999 between the Bank and J. Calvin Earwood
               (Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

    10.18 + Director's Delayed Compensation Plan Agreement dated October 26, 1999 between the Bank and William A. Foster III
               (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

    10.19 + Director's Delayed Compensation Plan Agreement dated October 26, 1999 between the Bank and Tommie R. Graham Jr.
               (Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

    10.20 + Director's Delayed Compensation Plan Agreement dated October 26, 1999 between the Bank and John C. Helms
               (Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

      13.+     1999 Annual Report**

      21.+     Subsidiaries

      27.+     Financial Data Schedule (electronic filing only)
----------
*Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-4, as amended (No. 33-37601).

** Certain sections of the Company's 1999 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1999 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

+ Filed herewith.