Form 10KSB/A
period 1999-12-31
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 2000-05-02
CIK 869447

                   U. S. Securities and Exchange Commission

                            Washington, D.C. 20549

                       AMENDMENT NO. 1 ON FORM 10-KSB/A

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

              [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to
                                              ------    ------

                        Commission file number 0-19030

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                (Name of small business issuer in its charter)

            Georgia                                           58-1856582
    (State of incorporation)                               (I.R.S. Employer
                                                          Identification No.)

                3844 Atlanta Highway, Hiram, Georgia     30141
              (Address of principal executive offices) (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Revenues for the Registrant's fiscal year ended December 31, 1999, total $12,367,018.

The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on March 17, 2000 was $18,781,681. There were 2,391,076 shares of Common Stock outstanding as of March 17, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1999 Annual Report to Stockholders are incorporated by reference in Part II hereof, and portions of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 18, 2000 are incorporated by reference in Part III hereof.

Traditional Small Business Disclosure Format (check one):  Yes    ; No  X
                                                               ---     ---

Form 10-KSB/A


                               Explanatory Note


This amendment is filed for the purposes of including an additional Exhibit 23.1 to the registrant's annual report on Form 10-KSB for the year ended December 31, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed as a part of or incorporated by reference in this report:

     Exhibit No.                        Description
     ----------                         -----------

        23.1+ Consent of Porter Keadle Moore, LLP concerning the financial statements of Community Trust Financial Services Corporation

     ----------------

     + Filed herewith.


     (b)  Reports on Form 8-K

     One report on Form 8-K was filed by the Company with the Commission during the quarter ended December 31, 1999 concerning a two-for-one stock dividend which was paid on January 28, 2000 to shareholders of record on January 18, 2000.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                                                    (Registrant)


Date:  April 27, 2000             By: /s/ Ronnie L. Austin
                                      -------------------------------------
                                      Ronnie L. Austin
                                      President and Chief Executive Officer


                                  By: /s/ Angel J. Byrd
                                      -------------------------------------
                                      Angel J. Byrd
                                      Comptroller
                                      (principal accounting officer)