Form 10QSB
period 2000-03-31
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 2000-05-15
CIK 869447

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB


            |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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
                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 2,391,076 shares of Common Stock outstanding as of May 9, 2000.

  Transitional Small Business Disclosure Format (check one): Yes    ; No  X
                                                                 ---     ---

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2000

                               Table of Contents
                               -----------------

 Item                                                                        Page
Number                                                                      Number
------                                                                      ------

Part I - Financial Information

Item 1. Financial Statements
  1.    Consolidated Balance Sheets at March 31, 2000 (unaudited)
        and December 31, 1999 (audited).....................................   1

  2.    Consolidated Statements of Earnings for the three months
        ended March 31, 2000 and March 31, 1999 (unaudited).................   2

  3.    Consolidated Statements of Comprehensive Income for the three months
        ended March 31, 2000 and March 31, 1999 (unaudited).................   3

  4.    Consolidated Statements of Cash Flows for the three months
        ended March 31, 2000 and March 31, 1999 (unaudited).................   4

  5.    Notes to Consolidated Financial Statements..........................   6

Item 2. Management's Discussion and Analysis or Plan
        of Operation........................................................   8


Part II - Other Information.................................................  15

Item 1. Legal Proceedings...................................................  15

Item 2. Changes in Securities and Use of Proceeds...........................  15

Item 3. Defaults upon Senior Securities.....................................  15

Item 4. Submission of Matters to a Vote of Security Holders.................  15

Item 5. Other Information...................................................  15

Item 6. Exhibits and Reports on Form 8-K....................................  15

        Signatures..........................................................  16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                                                    Consolidated Balance Sheets
                                               March 31, 2000 and December 31, 1999

Assets

                                                                                       March 31,                 December 31,
                                                                                         2000                        1999
                                                                                   ---------------              --------------
                                                                                     (Unaudited)                  (Audited)

Cash and due from banks                                                                  4,292,389                   4,206,134
Federal funds sold and securities purchased under resell agreements                      3,250,000                   4,590,000
                                                                                   ---------------               -------------
   Cash and cash equivalents                                                             7,542,389                   8,796,134

U.S. Treasury  and other U.S. Government agency securities                            19,041,068                    18,486,660
  available for sale
State, county, and municipal securities available for sale                               7,271,963                   7,625,091
Other investments                                                                        2,125,171                   1,114,671
Loans                                                                                   97,234,759                  89,613,648
   Less: Allowance for loan losses                                                      (1,487,741)                 (1,356,649)
                                                                                   ---------------               -------------
         Loans, net                                                                     95,747,018                  88,256,999

Premises and equipment                                                                   4,611,046                   3,994,220
Accrued interest receivable                                                              1,164,313                   1,088,490
Other real estate and repossessions                                                              0                     191,986
Other assets                                                                             3,908,462                   2,188,543
                                                                                   ---------------               -------------
                                                                                       141,411,430                 131,742,794
                                                                                   ===============                 ===========
                 Liabilities and Stockholders' Equity
Deposits:
   Demand                                                                               14,908,195                  13,604,854
   Interest-bearing demand                                                              21,331,808                  18,832,836
   Savings                                                                              12,624,353                  14,906,486
   Time                                                                                 39,360,007                  36,983,824
   Time, in excess of $100,000                                                          21,921,507                  20,084,264
                                                                                   ---------------               -------------
         Total deposits                                                                110,145,870                 104,412,264

Securities sold under repurchase agreements                                              3,925,096                   4,880,864
Accrued interest payable                                                                   983,883                   1,056,261
Accrued expenses and other liabilities                                                     316,659                     340,001
Federal Home Loan Bank advances and notes payable                                       11,435,000                   6,290,000
                                                                                   ---------------               -------------
         Total liabilities                                                             126,806,508                 116,979,390

Stockholders' equity:
   Common stock, $2.50 par value; 10,000,000 shares                                      5,977,690                   5,958,875
     authorized; 2,391,076 and 2,383,550 issued and outstanding
   Additional paid-in capital                                                            3,834,757                   3,852,477
   Retained earnings                                                                     5,091,192                   5,136,852
   Accumulated other comprehensive income                                                 (298,717)                   (184,800)
                                                                                   ---------------               -------------
         Total stockholders' equity                                                     14,604,922                  14,763,404
                                                                                   ---------------               -------------
                                                                                       141,411,430                 131,742,794
                                                                                   ===============                ============

The consolidated balance sheet at December 31, 1999 has been taken from the audited financial statements. See accompanying notes to consolidated financial statements.


                                          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                                                Consolidated Statements of Earnings
                                                            (Unaudited)


                                                                                Three months ended
                                                                                     March 31,
                                                                           2000                     1999
                                                                      --------------              -----------
Interest income:
 Interest and fees on loans                                               $2,555,282               $1,991,785
 Interest on federal funds sold                                               12,457                   27,208
 Interest on investment securities:
  U.S. Treasury and U.S. Government agencies                                 294,759                  208,861
  Other                                                                      109,328                  102,051
                                                                      --------------              -----------
   Total interest income                                                   2,971,826                2,329,905

Interest expense:
 Interest on deposits
  Demand                                                                      95,296                   96,498
  Savings                                                                     88,137                   87,564
  Time                                                                       538,742                  313,329
  Time, in excess of $100,000                                                299,713                  233,838
 Interest expense - other                                                    202,095                   76,040
                                                                      --------------              -----------
   Total interest expense                                                  1,223,983                  807,269
                                                                      --------------              -----------
   Net interest income                                                     1,747,843                1,522,636

Provision for loan losses                                                    174,465                  169,509
                                                                      --------------              -----------
  Net interest income after
    provision for loan losses                                              1,573,378                1,353,127
                                                                      --------------              -----------
Other income:
 Service charges and fees                                                    225,965                  242,979
 Insurance commissions                                                       129,898                   81,586
 Appraisal fees                                                               36,013                   55,547
 Mortgage banking income                                                      48,047                   27,760
 Equity in earnings of CashTrans                                             (14,608)                  (3,254)
 Miscellaneous                                                                80,346                   33,050
                                                                      --------------              -----------
   Total other income                                                        505,661                  437,668

Other expenses:
 Salaries and employee benefits                                            1,186,938                  782,023
 Occupancy                                                                   324,568                  200,849
 Other operating                                                             530,995                  453,992
                                                                      --------------              -----------
   Total other expenses                                                    2,042,501                1,436,864
                                                                      --------------              -----------
   Earnings before income taxes                                               36,538                  353,931
Income taxes                                                                 (13,445)                  92,419
                                                                      --------------              -----------
   Net earnings                                                           $   49,983               $  261,512
                                                                      ==============               ==========
Net earnings per common share                                             $     0.02               $     0.12
                                                                      ==============               ==========
Net earnings per common share - assuming dilution                         $     0.02               $     0.11
                                                                      ==============               ==========
Dividends per common share                                                $     0.00               $     0.12
                                                                      ==============               ==========

See accompanying notes to consolidated financial statements.


                                          COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                                          Consolidated Statements of Comprehensive Income
                                                            (Unaudited)

                                                                                          Three months ended
                                                                                                March 31,
                                                                                           2000          1999
Net Earnings                                                                            $  49,983     $ 261,512

Other comprehensive income, net of tax:
 Unrealized gain (loss) on securities available for sale                                 (183,618)     (234,157)
 Income tax effect on gain (loss)                                                         (69,701)      (88,886)
                                                                                        ---------     ---------

Unrealized gain (loss) arising during the year, net of tax                               (113,917)     (145,271)

Other comprehensive income                                                               (113,917)     (145,271)
                                                                                        ---------     ---------

Comprehensive income                                                                     ($63,934)    $ 116,241
                                                                                        =========     =========


See Notes to Consolidated Financial Statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                        Three months ended
                                                                                     March 31,       March 31,
                                                                                       2000            1999
                                                                                  -------------    -----------
Cash flows from operating activities:
   Net earnings                                                                   $     49,983     $   261,512
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                                       144,424         109,415
       Provision for loan losses                                                       174,465         169,509
       Equity in loss (gain) of unconsolidated subsidiary                               14,608           3,254
       Net loss (gain) on sale of other real estate                                      7,633          (2,750)
       Net loss (gain) on sale of fixed asset                                          (18,505)              0
       Net change in:
         Interest receivable                                                           (75,823)         65,521
         Interest payable                                                              (72,378)       (123,307)
         Other assets                                                                  (92,998)       (202,121)
         Cash surrender value of life insurance                                        (20,544)              0
         Accrued expenses and other liabilities                                       (118,985)          4,161
                                                                                  ------------     -----------
       Net cash provided (used) by operating activities                                 (8,120)        285,194
                                                                                  ------------     -----------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale                         5,750,000         228,261
   Proceeds from sales, calls, and paydowns
     of securities available for sale                                                  131,995       1,001,614
   Purchase of securities available for sale                                        (6,246,081)     (1,050,906)
   Purchase of other investments                                                    (1,010,500)              0
   Purchase of cash value life insurance                                            (1,650,000)              0
   Proceeds from sale of other assets                                                  167,843               0
   Net increase in loans                                                            (7,777,847)     (1,291,776)
   Purchase of premises and equipment                                                 (808,577)       (390,775)
   Proceeds from sale of other real estate                                             184,353          45,500
   Proceeds from sale of fixed asset                                                    89,256               0
                                                                                  ------------     -----------
       Net cash used in investing activities                                       (11,169,558)     (1,458,082)
                                                                                  ------------     -----------
Cash flows from financing activities:
   Net change in demand and savings deposits                                         1,520,180      (2,150,173)
   Net change in time deposits                                                       4,213,426       1,015,034
   Net change in securities sold under repurchase agreements                          (955,768)              0
   Net proceeds from Federal Home Loan Bank advances                                 5,000,000               0
   Net proceeds from notes payable                                                     145,000               0
   Cash dividends paid                                                                       0        (287,070)
   Proceeds from exercise of stock options                                               1,095           1,576
                                                                                  ------------     -----------
       Net cash provided (used) by financing activities                              9,923,933      (1,420,633)
                                                                                  ------------     -----------
Net change in cash and cash equivalents                                             (1,253,745)     (2,593,521)
Cash and cash equivalents at beginning of period                                     8,796,134       7,568,071
                                                                                  ------------     -----------
Cash and cash equivalents at end of period                                        $  7,542,389     $ 4,974,550
                                                                                  ============     ===========

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                Consolidated Statement of Cash Flows, continued
                                  (Unaudited)


                                                                                       Three months ended
                                                                                     March 31,      March 31,
                                                                                        2000           1999
                                                                                     ---------      ---------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                                        1,296,361        930,576
     Income  taxes                                                                      27,500              0

   Noncash investing and financing activities:
     Change in dividends payable                                                        95,643              0
     Change in other comprehensive income, net of tax                                 (113,917)      (145,271)


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

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.

2.  Recent Accounting Pronouncements
    --------------------------------

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for hedging derivatives and derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and initial application of the statement must be made as of the beginning of the quarter. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's financial position, results of operation or liquidity.

3.  Earnings Per Share
    ------------------

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both "net earnings per share" and "net earnings per share - assuming dilution" for the three months ended March 31, 2000 and March 31, 1999 are as follows:





                                              Net Earnings    Common Shares  Per Share
For the three months ended March 31, 2000      (Numerator)    (Denominator)   Amount
-----------------------------------------     --------------  -------------  ---------

Net earnings per share                              $49,983      2,390,349     $.02
Effect of dilutive securities:
     Stock options                                        -         93,724
                                                    -------      ---------
Net earnings per share - assuming dilution          $49,983      2,484,073     $.02
                                                    =======      =========





                                              Net Earnings    Common Shares  Per Share
For the three months ended March 31, 1999      (Numerator)    (Denominator)   Amount
--------------------------------------------  --------------  -------------  ---------

Net earnings per share                             $261,512      2,296,370     $.12

Effect of dilutive securities:
     Stock options                                        -         88,606
                                                   --------      ---------
Net earnings per share - assuming dilution         $261,512      2,384,976     $.11
                                                   ========      =========

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                For the Three Month Period Ended March 31, 2000

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

Financial Condition
-------------------

At March 31, 2000, the Company had consolidated total assets of $141,411,430 as compared to $131,742,794 at December 31, 1999. Stockholders' equity decreased approximately 1.07% to $14,604,922 or $6.11 per share at March 31, 2000, as compared to stockholders' equity of $14,763,404 or $6.19 per share at December 31, 1999. Stockholders' equity decreased primarily as a result of the Company's payment of $95,643 declared by the Company to be paid on April 7, 2000. Additionally, stockholders' equity decreased in 2000 due to a loss in comprehensive income of $63,934. For the quarter ended March 31, 2000, the Company's comprehensive income consisted of $49,983 in net earnings and a $113,917 loss in other comprehensive income, which is composed of changes in the unrealized gain or loss on securities available for sale, net of tax. The Company's net interest income for the quarter ended March 31, 2000, increased 14.79% to $1,747,843 for the period ended March 31, 2000, as compared to $1,522,636 for the period ended March 31, 1999. The Company's net earnings decreased 80.89% from $261,512 for the quarter ended March 31, 1999 to $49,983 for the quarter ended March 31, 2000, while its basic earnings per share (based on the weighted average number of shares outstanding during the year) decreased from $0.12 to $0.02. This decrease in earnings as compared to the growth in net interest income was attributable primarily to a 42.15% increase in noninterest expense that resulted largely from an increase of $380,209 in the Bank's which is primarily related to salary expenses incurred due to the growth in locations and assets of the Bank, and an increase of $199,761 in noninterest expenses of CLC due to the addition of seven offices in 1999. Management is actively seeking opportunities to decrease these overhead expenses while increasing sources of noninterest income in order to increase net earnings of the Company.

Gross loans during the first three months of 2000 increased $7,621,111 or 8.50% over the total gross loans at December 31, 1999, as compared to an increase of $1,220,285, or 1.64%, for the same three month period ended March 31, 1999. Management believes that the increase in loan growth for 2000 as compared to the same period in 1999 was due primarily to an increase in the Bank's lending personnel, and to the Bank's continued expansion of its lending market into Cobb County, Georgia. In 1998, the Bank established a loan production office in Cobb County for the purpose of generating commercial and real estate loans. The Bank has since increased its marketing efforts in Cobb County by opening one full-service branch in early 1999 and another branch in January 2000. The Bank has experienced success in penetrating the Cobb market, attracting new borrowers who often bring full-service relationships with their business. Management anticipates continued loan growth at the Bank for the remainder of 2000 primarily due to its increased marketing efforts in adjacent counties such as Cobb and Douglas. Management continues to strive for increased loan volume while meeting the criteria set by its loan policy.

During the first three months of 2000, CLC sold assets related to its consumer finance office in Griffin, Georgia, due to the fact that Griffin is located outside CLC's target geographic market area. These assets primarily consisted of $113,363 in loans. CLC presently operates from ten relatively small offices. Consequently, its gross loans, totaling approximately $3,778,199 at March 31, 2000, or 3.89% of the Company's gross loans, do not significantly affect the financial data analyzed. Although management anticipates growth in CLC's total loans, management anticipates that CLC will have only a minimal impact on the Company's balance sheet.

The Bank's increase in gross loans for the first three months of 2000 was funded primarily through an increase in deposits. Total deposits during the first three months of 2000 increased approximately $5,733,606 or 5.49%, to $110,145,870 at March 31, 2000 as compared to $104,412,264 at December 31, 1999.
This increase in total deposits was due primarily to the Bank's penetration into the Cobb County market area through its facilities in that county.
Additionally, the Bank has begun an Internet branch where new customers may open a deposit account with little concern about geographic location. The Bank has implemented stringent security measures in order to provide the ease of Internet banking while maintaining safety measures deemed necessary by management. The Bank also subscribes to a service called QwickRate, which allows the Bank to publish its rates on certificates of deposits over an electronic billboard that may attract interested depositors throughout the U. S. The Bank may choose to seek deposits through this alternative source of funds if management determines that the choice meets the Company's asset and liability strategies. Management of the Bank sets the rates to be offered, which have been slightly higher than the rates paid on core deposits. The Bank utilized this service, selling $1,092,000 in these time deposits during the quarter ended March 31, 2000. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth. The Bank also borrowed $5,000,000 from the Federal Home Loan Bank, which is collateralized by securities held in the Bank's investment portfolio.

Management has chosen to employ this investment growth strategy in order to maximize the Bank's earnings opportunities over the next five years, while maintaining a conservative risk position.

The Company holds $26,313,031, or 18.61% of its total assets, in securities consisting of bonds issued by the U. S. Treasury, U. S. Government agencies, or state and county municipalities. Typically, the securities are held as available for sale so that they may be a source of liquidity while producing income for the Company. In accordance with Statement of Financial Accounting Standard No. 115, securities that will be held for indefinite periods of time are accounted for at market value, thereby creating a component of stockholders' equity for the unrealized gains or losses on securities, net of deferred taxes. The aggregate unrealized gain or loss, net of tax, appears as accumulated other comprehensive income on the Company's balance sheet. Unrealized loss on securities, net of tax, was $298,717 as of March 31, 2000, as compared to an unrealized loss, net of tax, of $184,800 as of December 31, 1999, which created a net loss of $113,917 in other comprehensive income for the three months ended March 31, 2000. Changes in these unrealized gains or losses are due to market value fluctuations, which may be caused by changes in market rates, changes in the slope of the yield curve, or other changes in the bond market. Management reviews market risk in the securities portfolio on a monthly basis to ensure that risk is maintained at acceptable levels.


Results of Operations
---------------------

Net Interest Income

The Company's net interest income increased approximately 14.79% to $1,747,843 for the period ended March 31, 2000, as compared to $1,522,636 for the period ended March 31, 1999. Interest income for the first three months of 2000 was $2,971,826, representing an increase of $641,921, or 27.55%, over the same
period in 1999.   This increase in interest income occurred primarily due to a
$22,322,608, or 22.23%, increase in average earning assets for the three months ended March 31, 2000 as compared to the same period in 1999. Interest expense for the first three months of 2000 increased $416,714, or 51.62% as compared to the same period in 1999. This increase in interest expense occurred primarily due to a $26,507,700, or 33.38%, increase in average interest-bearing deposits and other interest-bearing liabilities for the three months ended March 31, 2000 as compared to the same period in 1999.

The Company continues to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). Average earning assets for the period ended March 31, 2000 were $122,722,216, having a weighted average yield of 9.71%, resulting in a net interest margin of 5.71%. This compares to average earning assets for the period ended March 31, 1999 of $100,399,608, having a weighted average yield of 9.41%, resulting in a net interest margin of 6.15%. The decrease in net interest margin is attributable primarily to an increase in the Company's cost of funds from 4.12% in 1999 to 4.63% in 2000.

Provision for Loan Losses

The Company does lose some interest income due to non-performing assets, defined as loans placed on non-accrual status, accruing loans which are contractually past due ninety days or more, real estate acquired through foreclosure, and property acquired through repossession. Management considers the Company's level of non-performing assets to be at an acceptable level. The Company's non-performing assets totaled approximately $903,301, or 0.64% of the Company's total assets as of March 31, 2000, as compared to $1,694,766, or 1.60% of the Company's total assets as of March 31, 1999. The decrease in non-performing assets from 1999 to 2000 was attributable primarily to a decrease in the Bank's non-performing assets. At March 31, 1999, the Bank had four loans to one borrower totaling $905,743 on non-accrual status, which were subsequently collected with no loss to the Bank other than collection costs. The Bank had two restructured loans totaling $102,874 as of March 31, 2000, as compared to one loan totaling $81,897 as of March 31, 1999. Management considers the totals of delinquent and non-performing assets at the Bank and CLC to be at acceptable levels at this time; however, factors such as a downturn in the local economy could cause levels of such assets to rise.

The Georgia Department of Banking and Finance (the Department), the Bank's primary regulatory authority, requires the Bank to maintain a loan loss allowance of not less than one percent of all outstanding loans. This allowance is used to cover future loan losses. The Company's provision for loan losses was $174,465 for the period ended March 31, 2000, as compared to $169,509 for the period ended March 31, 1999. The Company's loan loss allowance was $1,487,741, or 1.53% of outstanding loans, as of March 31, 2000. No material loss is anticipated on non-accrual or restructured loans, therefore no specific reserves or writedowns were considered necessary by management as of March 31, 2000.

Non-interest Income

Non-interest income, consisting of service charges on deposits, appraisal fees, credit life insurance commissions, securities gains, loss in CashTrans and other miscellaneous income, increased $67,993, or 15.54%, during the first three months of 2000 as compared to the same period in 1999. The increase in non-interest income resulted primarily from (i) an increase of $48,312 in insurance commissions collected which is primarily due to the growth of CLC's customer base, (ii) an increase of $47,296 in miscellaneous income primarily due to the Bank's sale of an ATM, and other cash dispensing machines and scrip machines, and (iii) an increase of $20,287 in mortgage origination fees related to the Bank's mortgage division.

Non-interest Expense

Non-interest expenses, consisting of salaries and employee benefits, occupancy and other miscellaneous expenses, increased $605,637, or 42.15%, during the first three months of 2000 as compared to the same period in 1999. The increase in non-interest expense is attributable primarily to an increase in salaries and employee benefits caused by the Company's need for additional human resources due to the growing number of locations to be staffed for the Bank and CLC, as well as routine salary increases. Salaries and employee benefits increased $404,915, or 51.78%, for the period ended March 31, 2000, as compared to the same period in 1999. Occupancy expense increased by approximately $123,719, or 61.60%, for the period ended March 31, 2000, as compared to the same period in 1999, primarily due to increases in expenses associated with the Bank's addition of a full service branch in Cobb County, and to CLC's addition of five offices in June 1999. Other operating expense increased by approximately $77,003, or 16.96%, for the period ended March 31, 2000, as compared to the same period in 1999, primarily due to general cost increases and the asset growth experienced by the Company. Management continues to seek opportunities to reduce expenses related to salaries and benefits and occupancy in order to improve net earnings of the Company throughout the remainder of fiscal year 2000.

Capital

The Company is subject to regulatory capital requirements imposed by the Department and by the Board of Governors of the Federal Reserve System. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier 1 capital. Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at March 31, 2000, was 10.62%, and its ratio of Tier 1 capital to risk weighted assets was 9.46%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at March 31, 2000, was 14.06%, and its ratio of Tier 1 capital to risk weighted assets was 12.81%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to total average assets (Tier 1 leverage ratio) of 4.0% to 5.0%, including the most highly rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier 1 leverage ratio required for the most highly rated banks and bank holding companies with no plans to expand. The Bank exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 7.66% as of March 31, 2000. The Company also exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 10.34% as of March 31, 2000. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

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

The Bank maintains two lines of credit to borrow fed funds that total $5,300,000 in order to enhance liquidity. At March 31, 2000, the Bank had no funds borrowed on either of these lines of credit. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of credit available from the Federal Home Loan Bank fluctuates based on criteria set by that institution concerning the Bank's portfolio of loans secured by housing for one to four families. As of March 31, 2000, the Bank had $5,500,000 in borrowings outstanding under this facility, and no additional borrowings are available based on the Bank's loan portfolio. At March 31, 2000, the Bank had also borrowed $5,000,000 from the Federal Home Loan Bank, which is collateralized by securities held in the Bank's investment portfolio. Management has chosen to employ this investment growth strategy in order to maximize the Bank's earnings opportunities over the next five years, while maintaining a conservative risk position.

The Company has a $3,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity. As of March 31, 2000, the Company had $300,000 borrowed under this facility. Additionally, CLC established a $1,500,000 revolving credit facility with The Bankers Bank in July 1999, which is intended to provide a source of funds for the lending activities of that subsidiary. As of March 31, 2000, CLC had $635,000 in borrowed funds outstanding under this facility. As of July 1999, the operations of CashTrans are funded principally through a $1,000,000 credit facility with The Bankers Bank. As of March 31, 2000, CashTrans had $775,000 in borrowed funds outstanding under this facility. Under these revolving credit facilities with The Bankers Bank, interest only is due and payable on the first business day of each calendar quarter. The Company's credit facility (i) accrues interest at a floating rate equal to the "prime" rate of interest as published from time to time in The Wall Street Journal minus 1%, and (ii) the
                               -----------------------
principal shall be paid in eight annual installments beginning July 2001. CLC's and CashTrans' credit facilities (i) accrue interest at a floating rate equal to the prime rate minus 0.75%, and (ii) are due in full on July 1, 2000. Amounts outstanding under the three credit facilities are guaranteed by the Company and collateralized by the stock in the Bank. CLC's loan is also collateralized by its loan receivables.

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

     Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders
     -----------------------------------------------------------

     Not applicable

     Item 5. Other Information
     -------------------------

     Not applicable

     Item 6.a Exhibits
     -----------------

     Exhibit
     Number     Description
     ------     -----------
     10.21      Life Insurance Endorsement Method Split Dollar Plan Agreement
                dated January 13, 2000 between the Bank and Angel J. Byrd
     10.22      Executive Supplemental Retirement Plan - Executive Agreement
                dated January 13, 2000 between the Bank and Angel J. Byrd
     27         Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

     Item 6.b Reports on Form 8-K
     ----------------------------

     One report on Form 8-K was filed by the Company with the Commission during the quarter ended March 31, 2000 concerning the declaration on February 15, 2000 of a cash dividend of four cents per share to shareholders on record as of March 10, payable on April 7, 2000.

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



                                Community Trust Financial Services Corporation
                                ----------------------------------------------
                                (Registrant)



DATE:  May 10, 2000             /s/ Ronnie L. Austin
                                ----------------------------------------------
                                Ronnie L. Austin, President
                                and Chief Executive Officer
                                (Duly Authorized Officer)



DATE:  May 10, 2000             /s/ Angel J. Byrd
                                ----------------------------------------------
                                Angel J. Byrd
                                (Principal Accounting Officer)