Form 10QSB
period 2000-06-30
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 2000-08-14
CIK 869447

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

         |X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          -
                            SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2000

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


             342 Marietta Highway, Suite 110, Hiram, Georgia 30141
                   (Address of principal executive offices)


                                (678) 363-3828
                (Issuer's telephone number including area code)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes __ No__

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 2,391,076 shares of Common Stock outstanding as of August 3, 2000.

  Transitional Small Business Disclosure Format (check one): Yes     ; No  X
                                                                 ____     ---

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000

                               Table of Contents
                               -----------------

        Item                                                                                       Page
        Number                                                                                    Number
        ------                                                                                    ------
        Part I - Financial Information

        Item 1. Financial Statements

            1.  Consolidated Balance Sheets at June 30, 2000 (unaudited)
                and December 31, 1999 (audited)...................................................     1

            2.  Consolidated Statements of Earnings for the three months ended June 30, 2000 and June 30, 1999, and the six months
                ended June 30, 2000 and June 30, 1999 (unaudited).................................     2

            3.  Consolidated Statements of Comprehensive Income for the three months ended June 30, 2000 and June 30, 1999, and the six months
                ended June 30, 2000 and June 30, 1999 (unaudited).................................     3

            4.  Consolidated Statements of Cash Flows for the six months
                ended June 30, 2000 and June 30, 1999 (unaudited).................................     4

            5.  Notes to Consolidated Financial Statements........................................     6

        Item 2. Management's Discussion and Analysis or Plan of Operation.........................     8


        Part II - Other Information................................................................   14

        Item 1. Legal Proceedings..................................................................   14

        Item 2. Changes in Securities and Use of Proceeds..........................................   14

        Item 3. Defaults upon Senior Securities....................................................   14

        Item 4. Submission of Matters to a Vote of Security Holders................................   14

        Item 5. Other Information..................................................................   14

        Item 6. Exhibits and Reports on Form 8-K...................................................   15

                Signatures........................................................................    16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                          Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999

                                    Assets

                                                                                      June 30,                  December 31,
                                                                                        2000                        1999
                                                                                  ---------------              --------------
                                                                                     (Unaudited)                  (Audited)
Cash and due from banks                                                                 5,673,557                   4,206,134
Federal funds sold and securities purchased under resell agreements                     1,290,000                   4,590,000
                                                                                  ---------------              --------------
   Cash and cash equivalents                                                            6,963,557                   8,796,134
U. S. Treasury  and other U. S. Government agency securities                           18,912,697                  18,486,660
  available for sale
State, county, and municipal securities available for sale                              7,770,802                   7,625,091
Other investments                                                                       1,884,494                   1,114,671
Loans                                                                                 102,597,873                  89,613,648
   Less: Allowance for loan losses                                                     (1,561,931)                 (1,356,649)
                                                                                  ---------------              --------------
         Loans, net                                                                   101,035,942                  88,256,999
Premises and equipment                                                                  4,573,241                   3,994,220
Accrued interest receivable                                                             1,366,542                   1,088,490
Other real estate and repossessions                                                             0                     191,986
Other assets                                                                            3,971,444                   2,188,543
                                                                                  ---------------              --------------
                                                                                      146,478,719                 131,742,794
                                                                                  ===============              ==============
                 Liabilities and Stockholders' Equity
Deposits:
   Demand                                                                              15,199,959                  13,604,854
   Interest-bearing demand                                                             21,266,708                  18,832,836
   Savings                                                                             13,332,082                  14,906,486
   Time                                                                                41,645,450                  36,983,824
   Time, in excess of $100,000                                                         21,611,909                  20,084,264
                                                                                  ---------------              --------------
         Total deposits                                                               113,056,108                 104,412,264
Securities sold under repurchase agreements                                             5,266,843                   4,880,864
Accrued interest payable                                                                1,038,243                   1,056,261
Accrued expenses and other liabilities                                                    390,308                     340,001
Federal Home Loan Bank advances and notes payable                                      11,890,000                   6,290,000
                                                                                  ---------------              --------------
         Total liabilities                                                            131,641,502                 116,979,390
Stockholders' equity:
   Common stock, $2.50 par value; 10,000,000 shares                                     5,977,690                   5,958,875
     authorized; 2,391,076 and 2,383,550 issued and outstanding
   Additional paid-in capital                                                           3,834,757                   3,852,477
   Retained earnings                                                                    5,310,426                   5,136,852
   Accumulated other comprehensive income                                                (285,656)                   (184,800)
                                                                                  ---------------              --------------
         Total stockholders' equity                                                    14,837,217                  14,763,404
                                                                                  ---------------              --------------
                                                                                      146,478,719                 131,742,794
                                                                                  ===============              ==============


The consolidated balance sheet at December 31, 1999 has been taken from the audited financial statements. See accompanying notes to consolidated financial statements.
                                                                    Page 1 of 16

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                             Three months ended            Six months ended
                                                                 June 30,                     June 30,
                                                            2000           1999           2000           1999
                                                         ----------     ----------     ----------     ----------
Interest income:
 Interest and fees on loans                              $2,744,847     $2,120,926     $5,300,129     $4,112,711
 Interest on federal funds sold                              37,143         60,665         49,600         87,873
 Interest on investment securities:
  U.S. Treasury and U.S. Government agencies                324,374        190,579        619,133        399,440
  Other                                                     116,712        122,188        226,040        224,239
                                                         ----------     ----------     ----------     ----------
   Total interest income                                  3,223,076      2,494,358      6,194,902      4,824,263

Interest expense:
 Interest on deposits
  Demand                                                    111,978         97,852        207,274        194,350
  Savings                                                    82,560         85,820        170,697        173,384
  Time                                                      604,526        325,111      1,143,268        638,440
  Time, in excess of $100,000                               332,289        243,396        632,002        477,234
 Interest expense - other                                   221,099         85,216        423,194        161,256
                                                         ----------     ----------     ----------     ----------
   Total interest expense                                 1,352,452        837,395      2,576,435      1,644,664
                                                         ----------     ----------     ----------     ----------
   Net interest income                                    1,870,624      1,656,963      3,618,467      3,179,599
Provision for loan losses                                   159,101        131,550        333,566        301,059
                                                         ----------     ----------     ----------     ----------
  Net interest income after
    provision for loan losses                             1,711,523      1,525,413      3,284,901      2,878,540
                                                         ----------     ----------     ----------     ----------
Other income:
 Service charges and fees                                   228,861        246,154        454,826        489,133
 Insurance commissions                                      142,207         79,195        272,105        160,781
 Gain on sales of investment securities                     154,814              0        154,814              0
 Appraisal fees                                              35,240         45,025         71,253        100,572
 Mortgage banking income                                     58,820         31,005        106,867         58,765
 Equity in earnings of CashTrans                            (28,194)        12,364        (42,802)         9,110
 Miscellaneous                                               64,577         44,700        144,923         77,750
                                                         ----------     ----------     ----------     ----------
   Total other income                                       656,325        458,443      1,161,986        896,111

Other expenses:
 Salaries and employee benefits                           1,148,763        865,157      2,335,701      1,647,180
 Occupancy                                                  286,519        250,546        611,087        451,395
 Other operating                                            505,073        476,154      1,036,068        930,146
                                                         ----------     ----------     ----------     ----------
   Total other expenses                                   1,940,355      1,591,857      3,982,856      3,028,721
                                                         ----------     ----------     ----------     ----------
   Earnings before income taxes                             427,493        391,999        464,031        745,930
Income taxes                                                112,615        107,434         99,170        199,853
                                                         ----------     ----------     ----------     ----------
   Net earnings                                          $  314,878     $  284,565     $  364,861     $  546,077
                                                         ==========     ==========     ==========     ==========
Net earnings per common share                                 $0.13          $0.12          $0.15          $0.24
                                                         ==========     ==========     ==========     ==========
Net earnings per common share - assuming dilution             $0.13          $0.12          $0.15          $0.23
                                                         ==========     ==========     ==========     ==========
Dividends per common share                                    $0.04          $0.00          $0.04          $0.12
                                                         ==========     ==========     ==========     ==========


See accompanying notes to consolidated financial statements.        Page 2 of 16


                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)



                                                                 Three months ended              Six months ended
                                                                       June 30,                       June 30,
                                                                  2000         1999              2000          1999
                                                                -----------------------------------------------------
Net Earnings                                                    $314,878    $ 284,565         $ 364,861     $ 546,077

Other comprehensive income, net of tax:
 Unrealized gain (loss) on securities available for sale          21,051     (415,822)         (162,567)     (649,979)
 Income tax effect on gain (loss)                                  7,991     (157,846)          (61,710)     (246,732)
                                                                -----------------------------------------------------

Unrealized gain (loss) arising during the year, net of tax        13,060     (257,976)         (100,857)     (403,247)


Other comprehensive income                                        13,060     (257,976)         (100,857)     (403,247)
                                                                -----------------------------------------------------

Comprehensive income                                            $327,938    $  26,589         $ 264,004     $ 142,830
                                                                =====================================================






See Notes to Consolidated Financial Statements.

                                                                                                                Page 3 of 16

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                              Six months ended
                                                                                    June 30,                    June 30,
                                                                                      2000                        1999
                                                                                 ------------                ------------
Cash flows from operating activities:
   Net earnings                                                                  $    364,861                $    546,077
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                                      309,363                     246,360
       Provision for loan losses                                                      333,566                     301,059
       Equity in loss (gain) of unconsolidated subsidiary                              42,802                      (9,110)
       Net gain on sale of other investments                                         (154,814)                          0
       Net loss (gain) on sale of other real estate                                     7,633                      (2,750)
       Net loss (gain) on sale of fixed asset                                         (18,505)                      6,039
       Net change in:
         Interest receivable                                                         (278,052)                     66,093
         Interest payable                                                             (18,018)                   (100,349)
         Other assets                                                                (208,770)                   (697,701)
         Cash surrender value of life insurance                                       (48,050)                          0
         Accrued expenses and other liabilities                                       (45,336)                      6,967
                                                                                 ------------                ------------
       Net cash provided (used) by operating activities                               286,680                     362,685
                                                                                 ------------                ------------

Cash flows from investing activities:
   Proceeds from maturities of securities available for sale                        5,750,000                   1,728,261
   Proceeds from sales, calls, and paydowns
     of securities available for sale                                                 274,537                   1,481,461
   Purchase of securities available for sale                                       (6,734,668)                 (4,632,117)
   Purchase of other investments                                                   (1,010,500)                          0
   Proceeds from sales of other investments                                           395,490                     304,900
   Purchase of cash value life insurance                                           (1,650,000)                          0
   Proceeds from sale of assets                                                       167,843                           0
   Net increase in loans                                                          (13,225,872)                (10,443,307)
   Purchase of premises and equipment                                                (869,971)                   (854,120)
   Proceeds from sale of other real estate                                            184,353                      45,500
   Proceeds from sale of fixed asset                                                   64,256                       8,800
                                                                                 ------------                ------------
       Net cash used in investing activities                                      (16,654,532)                (12,360,622)
                                                                                 ------------                ------------

Cash flows from financing activities:
   Net change in demand and savings deposits                                        2,454,573                   4,829,108
   Net change in time deposits                                                      6,189,271                   3,836,118
   Net change in securities sold under repurchase agreements                          385,979                   1,920,850
   Net change in federal funds purchased                                                    0                     470,000
   Net proceeds from Federal Home Loan Bank advances                                5,000,000                           0
   Net proceeds from notes payable                                                    600,000                     245,000
   Cash dividends paid                                                                (95,643)                   (287,070)
   Net proceeds from issuance of common stock                                               0                     694,110
   Proceeds from exercise of stock options                                              1,095                       1,576
                                                                                 ------------                ------------
       Net cash provided (used) by financing activities                            14,535,275                  11,709,692
                                                                                 ------------                ------------
Net change in cash and cash equivalents                                            (1,832,577)                   (288,245)
Cash and cash equivalents at beginning of period                                    8,796,134                   7,568,071
                                                                                 ------------                ------------
Cash and cash equivalents at end of period                                       $  6,963,557                $  7,279,826
                                                                                 ============                ============

See accompanying notes to consolidated financial statements.

                                                                                                       Page 4 of 16

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                Consolidated Statement of Cash Flows, continued
                                  (Unaudited)



                                                         Six months ended
                                                      June 30,        June 30,
                                                        2000            1999
                                                     ---------        ---------

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
   Interest                                          2,594,453        1,745,013
   Income taxes                                         27,500          190,000

  Noncash investing and financing activities:
   Change in dividends payable                         (95,643)               0
   Change in other comprehensive income, net of tax   (100,856)        (403,247)



See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                  Notes to Consolidated Financial Statements

1.   Basis of Presentation
     ---------------------

The consolidated financial statements include the accounts of Community Trust Financial Services Corporation (the Company) and its wholly-owned subsidiaries, Community Trust Bank (the Bank), Metroplex Appraisals, Inc. (Metroplex), and Community Loan Company (CLC). All significant intercompany accounts and transactions have been eliminated in consolidation. Effective May 16, 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish a non-bank subsidiary, Cash Transactions, LLC (CashTrans) that engages in the business of providing retail establishments with automated teller machines that dispense cash or cash equivalents. The Company owns 49% of the equity in Cash Trans which is treated as an unconsolidated subsidiary for financial reporting purposes, and, accordingly, the Company's interest is reflected in the consolidated financial statements at its proportionate share. The financial data of the Company is not significantly affected by the operations of CashTrans.

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of June 30, 2000 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.

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

3.   Earnings Per Share
     ------------------

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both "net earnings per share" and "net earnings per share - assuming dilution" for the three months ended June 30, 2000 and June 30, 1999, and the six months ended June 30, 2000 and June 30, 1999 are as follows:

                                                     Net Earnings      Common Shares             Per Share
For the three months ended June 30, 2000             (Numerator)       (Denominator)             Amount
--------------------------------------------         -----------       -------------             ---------
Net earnings per share                               $   314,878           2,391,076              $   .13
                                                                                                  =======
Effect of dilutive securities:
         Stock options                                       -                86,867
                                                     ------------         ----------

Net earnings per share - assuming dilution           $   314,878           2,477,943              $   .13
                                                     ===========           =========              =======

                                                     Net Earnings      Common Shares             Per Share
For the three months ended June 30, 1999             (Numerator)       (Denominator)             Amount
--------------------------------------------         -----------       -------------             ---------
Net earnings per share                               $   284,565           2,322,580              $   .12
                                                                                                  =======
Effect of dilutive securities:
         Stock options                                       -                94,064
                                                     -----------           ---------

Net earnings per share - assuming dilution           $   284,565           2,416,644              $   .12
                                                     ===========           =========              =======

                                                     Net Earnings      Common Shares             Per Share
For the six months ended June 30, 2000               (Numerator)       (Denominator)             Amount
--------------------------------------------         -----------       -------------             ---------
Net earnings per share                               $   364,861           2,390,712              $   .15
                                                                                                  =======
Effect of dilutive securities:
         Stock options                                       -                90,296
                                                     -----------           ---------

Net earnings per share - assuming dilution           $   364,861           2,481,008              $   .15
                                                     ===========           =========              =======

                                                     Net Earnings      Common Shares             Per Share
For the six months ended June 30, 1999               (Numerator)       (Denominator)             Amount
--------------------------------------------         -----------       -------------             ---------
Net earnings per share                               $   546,077           2,309,546              $   .24
                                                                                                  =======
Effect of dilutive securities:
         Stock options                                        -               91,350
                                                     -----------           ---------

Net earnings per share - assuming dilution           $   546,077           2,400,896              $   .23
                                                     ===========           =========              =======

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                 For the Six Month Period Ended June 30, 2000

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

Financial Condition
-------------------

At June 30, 2000, the Company had consolidated total assets of $146,478,719 as compared to $131,742,794 at December 31, 1999. Stockholders' equity increased approximately .50% to $14,837,217 or $6.21 per share at June 30, 2000, as compared to stockholders' equity of $14,763,404 or $6.19 per share at December 31, 1999. Stockholders' equity increased in 2000 primarily as a result of the Company's comprehensive income of $264,004. For the six months ended June 30, 2000, the Company's comprehensive income consisted of $364,861 in net earnings and a $100,857 loss in other comprehensive income, which is composed of changes in the unrealized gain or loss on securities available for sale, net of tax. Also affecting stockholders' equity were dividends of $95,643 which were paid on April 7, 2000, and a dividend payment of $95,643 which was declared by the Company on June 20, 2000 to be paid on July 14, 2000. The Company's net interest income increased 13.80% to $3,618,467 for the period ended June 30, 2000, as compared to $3,179,599 for the period ended June 30, 1999. The Company's net earnings decreased 33.19% from $546,077 for the six months ended June 30, 1999 to $364,861 for the six months ended June 30, 2000, while its basic earnings per share (based on the weighted average number of shares outstanding during the year) decreased from $0.24 to $0.15. This decrease in earnings as compared to the growth in net interest income was attributable primarily to a 31.50% increase in noninterest expense that resulted largely from an increase of $571,000 in the Bank's non-interest expenses which is primarily related to salary expenses incurred due to the growth in locations and assets of the Bank. Additionally, an increase of $379,050 in noninterest expenses of CLC was due to the addition of seven offices in 1999. Management is actively seeking opportunities to decrease these overhead expenses while increasing sources of noninterest income in order to increase net earnings of the Company.

Gross loans during the first six months of 2000 increased $12,984,225 or 14.49% over the total gross loans at December 31, 1999, as compared to an increase of $10,357,478, or 13.91%, for the same six month period ended June 30, 1999. Management believes that the increase in loan growth for 2000 as compared to the same period in 1999 was due primarily to an increase in the Bank's lending personnel, and to the Bank's continued expansion of its lending market into Cobb County, Georgia. In 1998, the Bank established a loan production office in Cobb County for the purpose of generating commercial and real estate loans. The Bank has since increased its marketing efforts in Cobb County by opening one full-service branch in early 1999 and another branch in January 2000. The Bank has experienced success in penetrating the Cobb market, attracting new borrowers who often bring full-service relationships with their business. Management anticipates continued loan growth at the Bank for the remainder of 2000 primarily due to its increased marketing efforts in adjacent counties such as Cobb and Douglas. Management continues to strive for increased loan volume while meeting the criteria set by its loan policy.

During the first six months of 2000, CLC sold assets related to its consumer finance office in Griffin, Georgia, because Griffin is located outside CLC's target geographic market area. These assets primarily consisted of $113,363 in loans. CLC presently operates from ten relatively small offices. Consequently, its gross loans, totaling approximately $4,170,910 at June 30, 2000, or 4.07% of the Company's gross loans, do not significantly affect the financial data analyzed. Although management anticipates growth in CLC's total loans, management anticipates that CLC will have only a minimal impact on the Company's balance sheet.

The Bank's increase in gross loans for the first six months of 2000 was funded primarily through an increase in deposits. Total deposits during the first six months of 2000 increased approximately $8,643,844 or 8.28%, to $113,056,108 at June 30, 2000 as compared to $104,412,264 at December 31, 1999. This increase in total deposits was due primarily to the Bank's penetration into the Cobb County market area through its facilities in that county. Additionally, the Bank has begun an Internet branch where new customers may open a deposit account with little concern about geographic location. The Bank has implemented stringent security measures in order to provide the ease of Internet banking while maintaining safety measures deemed necessary by management. The Bank also subscribes to a service called QwickRate, which allows the Bank to publish its rates on certificates of deposits over an electronic billboard that may attract interested depositors throughout the U. S. The Bank may choose to seek deposits through this alternative source of funds if management determines that the choice meets the Company's asset and liability strategies. Management of the Bank sets the rates to be offered, which have been slightly higher than the rates paid on core deposits. The Bank utilized this service, selling $297,000 in these time deposits during the quarter ended June 30, 2000. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth. The Bank also borrowed $5,000,000 from the Federal Home Loan Bank during the first six months of 2000, which is collateralized by securities held in the Bank's investment portfolio. Management has chosen to employ this investment growth strategy in order to maximize the Bank's earnings opportunities over the next five years, while maintaining a conservative risk position.

The Company holds $26,683,499, or 18.22% of its total assets, in securities consisting of bonds issued by the U. S. Treasury, U. S. Government agencies, or state and county municipalities. Typically, the securities are held as available for sale so that they may be a source of liquidity while producing income for the Company. In accordance with Statement of Financial Accounting Standard No. 115, securities that will be held for indefinite periods of time are accounted for at market value, thereby creating a component of stockholders' equity for the unrealized gains or losses on securities, net of deferred taxes. The aggregate unrealized gain or loss, net of tax, appears as accumulated other comprehensive income on the Company's balance sheet. Unrealized loss on securities, net of tax, was $285,656 as of June 30, 2000, as compared to an unrealized loss, net of tax, of $184,800 as of December 31, 1999, which created a net loss of $100,857 in other comprehensive income for the six months ended June 30, 2000. Changes in these unrealized gains or losses are due to market value fluctuations, which may be caused by changes in market rates, changes in the slope of the yield curve, or other changes in the bond market. Management reviews market risk in the securities portfolio on a monthly basis to ensure that risk is maintained at acceptable levels.

Results of Operations
---------------------

Net Interest Income

The Company's net interest income increased approximately 13.80% to $3,618,467 for the period ended June 30, 2000, as compared to $3,179,599 for the period ended June 30, 1999. Interest income for the first six months of 2000 was $6,194,902, representing an increase of $1,370,639, or 28.41%, over the same period in 1999. This increase in interest income occurred primarily due to a $24,120,896, or 23.47%, increase in average earning assets for the six months ended June 30, 2000 as compared to the same period in 1999. Interest expense for the first six months of 2000 increased $931,771, or 56.65% as compared to the same period in 1999. This increase in interest expense occurred primarily due to a $28,268,279, or 34.86%, increase in average interest-bearing deposits and other interest-bearing liabilities for the six months ended June 30, 2000 as compared to the same period in 1999.

The Company continues to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). Average earning assets for the period ended June 30, 2000 were $126,911,571, having a weighted average yield of 9.79%, resulting in a net interest margin of 5.72%. This compares to average earning assets for the period ended June 30, 1999 of $102,790,675, having a weighted average yield of 9.46%, resulting in a net interest margin of 6.24%. The decrease in net interest margin is attributable primarily to an increase in the Company's cost of funds from 4.09% in 1999 to 4.72% in 2000.

Provision for Loan Losses
-------------------------

The Company loses some interest income due to non-performing assets, defined as loans placed on non-accrual status, accruing loans which are contractually past due ninety days or more, real estate acquired through foreclosure, and property acquired through repossession. Management considers the Company's level of non-performing assets to be at an acceptable level. The Company's non-performing assets totaled approximately $915,701, or 0.63% of the Company's total assets as of June 30, 2000, as compared to $2,112,893, or 1.77% of the Company's total assets as of June 30, 1999. The decrease in non-performing assets from 1999 to 2000 was attributable primarily to a decrease in the Bank's non-performing assets. At June 30, 1999, the Bank had six loans to one borrower totaling $985,147 on non-accrual status, which were subsequently collected with no loss to the Bank other than collection costs. The Bank had two restructured loans totaling $102,054 as of June 30, 2000, as compared to two loans totaling $105,119 as of June 30, 1999. Management considers the totals of delinquent and non-performing assets at the Bank and CLC to be at acceptable levels at this time; however, factors such as a downturn in the local economy could cause levels of such assets to rise.

The Georgia Department of Banking and Finance (the "Department"), the Bank's primary regulatory authority, requires the Bank to maintain a loan loss allowance of not less than one percent of all outstanding loans. This allowance is used to cover future loan losses. The Company's provision for loan losses was $333,566 for the period ended June 30, 2000, as compared to $301,059 for the period ended June 30, 1999. The Company's loan loss allowance was $1,561,931, or 1.52% of outstanding loans, as of June 30, 2000. No material loss is anticipated on non-accrual or restructured loans, therefore no specific reserves or writedowns were considered necessary by management as of June 30, 2000.

Non-interest Income

Non-interest income, consisting of service charges on deposits, appraisal fees, credit life insurance commissions, securities gains, loss in CashTrans and other miscellaneous income, increased $265,875, or 29.67%, during the first six months of 2000 as compared to the same period in 1999. The increase in non-interest income resulted primarily from (i) a gain on the sale of stock held in Bankers' Bank of $154,814, and (ii) an increase of $111,324 in insurance commissions collected which is primarily due to the growth of CLC's customer base, and (iii) an increase of $67,173 in miscellaneous income primarily due to a gain recognized on the Bank's sale of certain fixed assets and net increases in the cash surrender value of life insurance.

Non-interest Expense

Non-interest expenses, consisting of salaries and employee benefits, occupancy and other miscellaneous expenses, increased $954,135, or 31.50%, during the first six months of 2000 as compared to the same period in 1999. The increase in non-interest expense is attributable primarily to an increase in salaries and employee benefits caused by the Company's need for additional human resources due to the growing number of locations to be staffed for the Bank and CLC, as well as routine salary increases. Salaries and employee benefits increased $688,521, or 41.80%, for the period ended June 30, 2000, as compared to the same period in 1999. Occupancy expense increased by approximately $159,692, or 35.38%, for the period ended June 30, 2000, as compared to the same period in 1999, primarily due to increases in expenses associated with the Bank's addition of a full service branch in Cobb County, and to CLC's addition of five offices in June 1999. Other operating expense increased by approximately $105,922, or 11.39%, for the period ended June 30, 2000, as compared to the same period in 1999, primarily due to general cost increases and the asset growth experienced by the Company. Management continues to seek opportunities to reduce expenses related to salaries and benefits and occupancy in order to improve net earnings of the Company throughout the remainder of fiscal year 2000.

Capital

The Company is subject to regulatory capital requirements imposed by the Department and by the Board of Governors of the Federal Reserve System. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier 1 capital. Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at June 30, 2000, was 10.69%, and its ratio of Tier 1 capital to risk weighted assets was 9.55%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at June 30, 2000, was 13.86%, and its ratio of Tier 1 capital to risk weighted assets was 12.60%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to total average assets (Tier 1 leverage ratio) of 4.0% to 5.0%, including the most highly rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier 1 leverage ratio required for the most highly rated banks and bank holding companies with no plans to expand. The Bank exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 7.52% as of June 30, 2000. The Company also exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 9.98% as of June 30, 2000. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

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

The Bank maintains two lines of credit to borrow fed funds that total $5,300,000 in order to enhance liquidity. At June 30, 2000, the Bank had no funds borrowed on either of these lines of credit. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of credit available from the Federal Home Loan Bank fluctuates based on criteria set by that institution concerning the Bank's portfolio of loans secured by housing for one to four families. As of June 30, 2000, the Bank had $5,500,000 in borrowings outstanding under this facility, and no additional borrowings are available based on the Bank's loan portfolio. At June 30, 2000, the Bank had also borrowed $5,000,000 from the Federal Home Loan Bank, which is collateralized by securities held in the Bank's investment portfolio. Management has chosen to employ this investment growth strategy in order to maximize the Bank's earnings opportunities over the next five years, while maintaining a conservative risk position.

The Company has a $3,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity. As of June 30, 2000, the Company had $400,000 borrowed under this facility. Additionally, CLC established a $1,500,000 revolving credit facility with The Bankers Bank in July 1999, which is intended to provide a source of funds for the lending activities of that subsidiary. As of June 30, 2000, CLC had $990,000 in borrowed funds outstanding under this facility. As of July 1999, the operations of CashTrans are funded principally through a $1,000,000 credit facility with The Bankers Bank. As of June 30, 2000, CashTrans had $775,000 in borrowed funds outstanding under this facility. Under these revolving credit facilities with The Bankers Bank, interest only is due and payable on the first business day of each calendar quarter. The Company's credit facility (i) accrues interest at a floating rate equal to the "prime" rate of interest as published from time to time in The Wall Street Journal minus 1%, and (ii) the principal
                     -----------------------
shall be paid in ten annual installments beginning July 2003. CLC's and CashTrans' credit facilities (i) accrue interest at a floating rate equal to the prime rate minus 0.75%, and (ii) are due in full on July 1, 2002. Amounts outstanding under the three credit facilities are guaranteed by the Company and collateralized by the stock in the Bank. CLC's loan is also collateralized by its loan receivables. CashTrans' loan is personally guaranteed by James R. Henderson, the principal of JRH Diversified, Inc.

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

         Not applicable

         Item 3. Defaults upon Senior Securities
         ---------------------------------------

         Not applicable

         Item 4. Submission of Matters to a Vote of Security Holders
         -----------------------------------------------------------

         The Company held its Annual Meeting of stockholders on April 18, 2000. Shares voted totaled 1,195,670, or 50.01% of the outstanding shares. Set forth below is a brief description of the matters voted upon at the Annual Meeting:

                  Proposal 1: Proposal to elect three Directors for terms ending in 2003.

                  Proposal 2: Proposal to ratify the appointment of Porter, Keadle, Moore, LLP as independent accountants of the Company for the fiscal year ending December 31, 2000.

                                Votes Cast   Votes Cast     Votes
                                     For       Against    Withheld  Abstentions
                                ----------   ----------   --------  -----------

         Proposal 1:
         -----------

         Directors
         ---------

         Ronnie L. Austin       1,195,370           0        300          0
         R. Alan Bullock        1,195,570           0        100          0

         Bobbie P. Cooper       1,195,370           0        300          0

         Proposal 2:            1,195,470           0          0        200
         -----------




         Item 5. Other Information
         -------------------------

         Not applicable

Item 6.a Exhibits
-----------------

Exhibit
Number      Description
-------     -----------
  10.23     Operating Agreement dated May 16, 1997 between the Company and JRH
            Diversified, Inc.
  10.24     Employment Agreement dated January 3, 2000 between the Bank and
            Angel J. Byrd
  27        Financial Data Schedule, which is submitted electronically to the
            Securities and Exchange Commission for information only and not filed


Item 6.b Reports on Form 8-K
----------------------------

The Company filed one report on Form 8-K with the Commission during the quarter ended June 30, 2000 concerning the board's declaration on June 20, 2000 of a cash dividend of four cents per share. The dividend was paid on July 14, 2000 to shareholders of record on July 3, 2000.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Community Trust Financial Services Corporation

                                 (Registrant)

DATE:  August 10, 2000               /s/Ronnie L. Austin
                                     --------------------------------

                                     Ronnie L. Austin, President
                                     and Chief Executive Officer
                                     (Duly Authorized Officer)



DATE:  August 10, 2000               /s/Angel J. Byrd
                                     --------------------------------
                                     Angel J. Byrd
                                     (Principal Accounting Officer)