Form 10QSB
period 2000-09-30
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 2000-11-14
CIK 869447

                    U.S. Securities and Exchange Commission
                                 Washington, D.C. 20549

                                 FORM 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 2,394,706 shares of Common Stock outstanding as of November 3, 2000.

  Transitional Small Business Disclosure Format (check one): Yes     ; No   X
                                                                 ----     -----

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000

                               Table of Contents
                               -----------------

Item                                                                       Page
Number                                                                    Number
------                                                                    ------
Part I - Financial Information

Item 1. Financial Statements

    1. Consolidated Balance Sheets at September 30, 2000 (unaudited)
       and December 31, 1999 (audited).....................................   1

    2. Consolidated Statements of Earnings for the three months ended September 30, 2000 and September 30, 1999, and the nine months
       ended September 30, 2000 and September 30, 1999 (unaudited).........   2

    3. Consolidated Statements of Comprehensive Income for the three months ended September 30, 2000 and September 30, 1999, and the nine months
       ended September 30, 2000 and September 30, 1999 (unaudited).........   3

    4. Consolidated Statements of Cash Flows for the nine months
       ended September 30, 2000 and September 30, 1999 (unaudited).........   4

    5. Notes to Consolidated Financial Statements..........................   6

Item 2. Management's Discussion and Analysis or Plan of Operation..........   8


Part II - Other Information................................................  14

Item 1. Legal Proceedings..................................................  14

Item 2. Changes in Securities and Use of Proceeds..........................  14

Item 3. Defaults upon Senior Securities....................................  14

Item 4. Submission of Matters to a Vote of Security Holders................  14

Item 5. Other Information..................................................  14

Item 6. Exhibits and Reports on Form 8-K...................................  14

        Signatures.........................................................  15


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

               COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                        Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999

                                Assets
                                                                                  September 30,               December 31,
                                                                                       2000                       1999
                                                                                 ---------------             --------------
                                                                                   (Unaudited)                 (Audited)
Cash and due from banks                                                              4,719,107                  4,206,134
Federal funds sold and securities purchased under resell agreements                  3,140,000                  4,590,000
                                                                                   -----------                -----------
   Cash and cash equivalents                                                         7,859,107                  8,796,134

U.S. Treasury  and other U. S. Government agency securities                         19,237,886                 18,486,660
  available for sale
State, county, and municipal securities available for sale                           8,238,855                  7,625,091
Other investments                                                                    1,884,494                  1,114,671
Loans                                                                              102,159,791                 89,613,648
   Less: Allowance for loan losses                                                  (1,572,777)                (1,356,649)
                                                                                   -----------                -----------
         Loans, net                                                                100,587,014                 88,256,999

Premises and equipment                                                               5,018,661                  3,994,220
Accrued interest receivable                                                          1,449,363                  1,088,490
Other real estate and repossessions                                                     11,519                    191,986
Other assets                                                                         3,706,328                  2,188,543
                                                                                   -----------                -----------
                                                                                   147,993,227                131,742,794
                                                                                   ===========                ===========

                 Liabilities and Stockholders' Equity
Deposits:
   Demand                                                                           14,991,224                 13,604,854
   Interest-bearing demand                                                          21,796,333                 18,832,836
   Savings                                                                          12,598,255                 14,906,486
   Time                                                                             41,781,332                 36,983,824
   Time, in excess of $100,000                                                      22,662,051                 20,084,264
                                                                                   -----------                -----------
         Total deposits                                                            113,829,195                104,412,264

Securities sold under repurchase agreements                                          5,189,700                  4,880,864
Accrued interest payable                                                             1,213,177                  1,056,261
Accrued expenses and other liabilities                                                 331,071                    340,001
Federal Home Loan Bank advances and notes payable                                   12,080,922                  6,290,000
                                                                                   -----------                -----------
         Total liabilities                                                         132,644,065                116,979,390

Stockholders' equity:
   Common stock, $2.50 par value; 10,000,000 shares                                  5,977,690                  5,958,875
     authorized; 2,391,076 and 2,383,550 issued and outstanding
   Additional paid-in capital                                                        3,834,757                  3,852,477
   Retained earnings                                                                 5,662,368                  5,136,852
   Accumulated other comprehensive income                                             (125,653)                  (184,800)
                                                                                   -----------                -----------
         Total stockholders' equity                                                 15,349,162                 14,763,404
                                                                                   -----------                -----------
                                                                                   147,993,227                131,742,794
                                                                                   ===========                ===========

The consolidated balance sheet at December 31, 1999 has been taken from the audited financial statements.
See accompanying notes to consolidated financial statements.
                                                                                                         Page 1 of 15


                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                                 Three months ended                   Nine months ended
                                                                    September 30,                        September 30,
                                                                2000             1999                2000             1999
                                                             ----------       ----------          ----------       ----------
Interest income:
 Interest and fees on loans                                  $2,825,868       $2,445,023          $8,125,997       $6,557,734
 Interest on federal funds sold                                  99,118           24,335             148,718          112,208
 Interest on investment securities:
  U.S. Treasury and U.S. Government agencies                    321,280          227,551             940,413          626,991
  Other                                                         142,077           97,890             368,117          322,129
                                                             ----------       ----------          ----------       ----------
   Total interest income                                      3,388,343        2,794,799           9,583,245        7,619,062

Interest expense:
 Interest on deposits
  Demand                                                        119,960          101,090             327,234          295,440
  Savings                                                        82,721           82,600             253,418          255,984
  Time                                                          637,068          365,675           1,780,336        1,004,115
  Time, in excess of $100,000                                   367,700          278,119             999,702          755,353
 Interest expense - other                                       254,452          122,711             677,646          283,967
                                                             ----------       ----------          ----------       ----------
   Total interest expense                                     1,461,901          950,195           4,038,336        2,594,859
                                                             ----------       ----------          ----------       ----------
   Net interest income                                        1,926,442        1,844,604           5,544,909        5,024,203

Provision for loan losses                                       112,258          252,852             445,824          553,911
                                                             ----------       ----------          ----------       ----------
  Net interest income after
    provision for loan losses                                 1,814,184        1,591,752           5,099,085        4,470,292
                                                             ----------       ----------          ----------       ----------
Other income:
 Service charges and fees                                       257,076          258,614             711,902          747,747
 Insurance commissions                                          138,694          100,225             410,799          261,006
 Gain (loss) on sales of investment securities                        0                0             154,814                0
 Appraisal fees                                                  34,495           41,800             105,748          142,372
 Mortgage banking income                                         75,128           48,495             181,995          107,260
 Equity in earnings of CashTrans                                (47,260)         (16,178)            (90,062)          (7,068)
 Miscellaneous                                                  133,077           37,625             278,000          115,375
                                                             ----------       ----------          ----------       ----------
   Total other income                                           591,210          470,581           1,753,196        1,366,692

Other expenses:
 Salaries and employee benefits                               1,098,187        1,017,754           3,433,888        2,664,934
 Occupancy                                                      351,172          281,625             962,259          733,020
 Other operating                                                467,759          576,801           1,503,827        1,506,947
                                                             ----------       ----------          ----------       ----------
   Total other expenses                                       1,917,118        1,876,180           5,899,974        4,904,901
                                                             ----------       ----------          ----------       ----------
   Earnings before income taxes                                 488,276          186,153             952,307          932,083
Income taxes                                                    136,335           78,733             235,505          278,586
                                                             ----------       ----------          ----------       ----------
   Net earnings                                              $  351,941       $  107,420          $  716,802       $  653,497
                                                             ==========       ==========          ==========       ==========
Net earnings per common share                                     $0.15            $0.04               $0.30            $0.28
                                                             ==========       ==========          ==========       ==========
Net earnings per common share - assuming dilution                 $0.14            $0.04               $0.29            $0.27
                                                             ==========       ==========          ==========       ==========
Dividends per common share                                        $0.04            $0.00               $0.08            $0.12
                                                             ==========       ==========          ==========       ==========

See accompanying notes to consolidated financial statements.
                                                                                                         Page 2 of 15

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)





                                                                             Three months ended              Nine months ended
                                                                                September 30,                   September 30,
                                                                             ------------------              -----------------
                                                                              2000         1999               2000        1999
                                                                             ------       ------             ------      ------
Net Earnings                                                                $351,941    $ 107,420           $716,802    $ 653,497

Other comprehensive income, net of tax:
 Unrealized gain (loss) on securities available for sale                     257,904     (119,419)            95,337     (769,398)
 Income tax effect on gain (loss)                                             97,900      (45,331)            36,190     (292,063)
                                                                            ---------   ---------           --------    ---------

Unrealized gain (loss) arising during the year, net of tax                   160,004      (74,088)            59,147     (477,335)

 Less: Reclassification adjustment for gain (loss)
  included in net earnings                                                         0            0                  0            0
 Income tax effect on reclassification adjustments                                 0            0                  0            0
                                                                            ---------   ----------          ---------   ----------

Reclassification adjustment for gain (loss)
 included in net earnings, net of tax                                              0            0                  0            0

Other comprehensive income                                                   160,004      (74,088)            59,147     (477,335)
                                                                            ---------   -----------         ---------   ----------

Comprehensive income                                                        $511,945    $  33,332           $775,949    $ 176,162
                                                                            =========   ==========          =========   ==========

See Notes to Consolidated Financial Statements.

                                                                                                         Page 3 of 15

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          Nine months ended
Net loss (gain) on sale of other                                            September 30,                   September 30,
  investments                                                                   2000                            1999
                                                                            -------------                   -------------
Cash flows from operating activities:
   Net earnings                                                             $    716,802                    $    653,497

   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                                 495,774                         406,785
       Provision for loan losses                                                 445,824                         553,911
       Equity in loss (gain) of unconsolidated subsidiary                         90,063                           7,068
       Net loss (gain) on sale of other investments                             (154,814)                              0
       Net loss (gain) on sale of other real estate                                7,633                          (2,750)
       Net loss (gain) on sale of fixed asset                                    (18,705)                          6,202
       Net loss (gain) on sale of loan receivables                               (63,365)                              0
       Net change in:
         Interest receivable                                                    (360,873)                        (37,276)
         Interest payable                                                        156,916                         (76,048)
         Other assets                                                           (217,792)                       (698,306)
         Cash surrender value of life insurance                                  (75,557)                              0
         Accrued expenses and other liabilities                                   (8,930)                         72,842
                                                                            ------------                    ------------
       Net cash provided (used) by operating activities                        1,012,976                         885,925
                                                                            ------------                    ------------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale                   5,905,000                       2,873,261
   Proceeds from sales, calls, and paydowns
     of securities available for sale                                            560,087                       1,736,634
   Purchase of securities available for sale                                  (7,704,758)                     (5,632,117)
   Purchase of other investments                                              (1,010,500)                       (500,171)
   Proceeds from sales of other investments                                      395,490                         304,900
   Purchase of cash value life insurance                                      (1,650,000)                              0
   Proceeds from sale of assets                                                  551,444                               0
   Net increase in loans                                                     (13,112,139)                    (17,270,180)
   Purchase of premises and equipment                                         (1,462,733)                     (1,019,667)
   Proceeds from sale of other real estate                                       184,353                          45,500
   Proceeds from sale of fixed asset                                              67,255                           9,000
                                                                            ------------                    ------------
     Net cash used in investing activities                                   (17,276,501)                    (19,452,840)
                                                                            ------------                    ------------

Cash flows from financing activities:
   Net change in demand and savings deposits                                   2,041,636                      (1,745,656)
   Net change in time deposits                                                 7,375,295                      13,779,798
   Net change in securities sold under repurchase agreements                     308,836                       4,104,132
   Net proceeds from Federal Home Loan Bank advances                           5,000,000                               0
   Net proceeds from notes payable                                               790,922                         255,000
   Cash dividends paid                                                          (191,286)                       (287,070)
   Net proceeds from issuance of common stock                                          0                         694,110
   Proceeds from exercise of stock options                                         1,095                           7,092
                                                                            ------------                    ------------
       Net cash provided (used) by financing activities                       15,326,498                      16,807,406
                                                                            ------------                    ------------
Net change in cash and cash equivalents                                         (937,027)                     (1,759,509)
Cash and cash equivalents at beginning of period                               8,796,134                       7,568,071
                                                                            ------------                    ------------
Cash and cash equivalents at end of period                                  $  7,859,107                    $  5,808,562
                                                                            ============                    ============

See accompanying notes to consolidated financial statements.
                                                                                                         Page 4 of 15

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                Consolidated Statement of Cash Flows, continued
                                  (Unaudited)

                                                                                          Nine months ended
                                                                             September 30,                  September 30,
                                                                                 2000                           1999
                                                                             -------------                  -------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                   3,881,420                      2,670,907
     Income  taxes                                                                197,500                        325,000

   Noncash investing and financing activities:
     Transfers of loans to other real estate                                            0                        155,097
     Change in other comprehensive income, net of tax                              59,147                       (477,335)


See accompanying notes to consolidated financial statements.

                                                                                                         Page 5 of 15

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

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of September 30, 2000 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.

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

3.  Earnings Per Share
    ------------------

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both "net earnings per share" and "net earnings per share - assuming dilution" for the three months ended September 30, 2000 and September 30, 1999, and the nine months ended September 30, 2000 and September 30, 1999 are as follows:


Net Earnings                                     Common Shares     Per Share
For the three months ended September 30, 2000     (Numerator)    (Denominator)   Amount
-----------------------------------------------  --------------  -------------   ------
Net earnings per share                              $351,941        2,391,076     $.15
                                                                                  ====
Effect of dilutive securities:
 Stock options                                            -            86,867
                                                    --------        ---------

Net earnings per share - assuming dilution          $351,941        2,477,943     $.14
                                                    ========        =========     ====

                                                  Net Earnings   Common Shares  Per Share
For the three months ended September 30, 1999     (Numerator)    (Denominator)    Amount
-----------------------------------------------  -------------   -------------  ---------

Net earnings per share                              $107,420        2,378,780     $.04
                                                                                  ====
Effect of dilutive securities:
 Stock options                                            -           100,776
                                                    --------        ---------

Net earnings per share - assuming dilution          $107,420        2,479,556     $.04
                                                    ========        =========     ====

                                                  Net Earnings   Common Shares  Per Share
For the nine months ended September 30, 2000      (Numerator)    (Denominator)    Amount
-----------------------------------------------  -------------   -------------  ----------

Net earnings per share                                $716,802      2,390,834     $.30
                                                                                  ====
Effect of dilutive securities:
 Stock options                                              -          89,145
                                                     ---------      ---------

Net earnings per share - assuming dilution            $716,802      2,479,979     $.29
                                                     =========      =========     ====

                                                  Net Earnings   Common Shares  Per Share
For the nine months ended September 30, 1999      (Numerator)    (Denominator)   Amount
-----------------------------------------------  -------------   ------------   ---------

Net earnings per share                                $653,497      2,332,878     $.28
                                                                                  ====
Effect of dilutive securities:
 Stock options                                              -          94,526
                                                     ---------      ---------

Net earnings per share - assuming dilution            $653,497      2,427,404     $.27
                                                     =========      =========     ====

Item 2.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              For the Nine Month Period Ended September 30, 2000

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

Financial Condition
-------------------

At September 30, 2000, the Company had consolidated total assets of $147,993,227 as compared to $131,742,794 at December 31, 1999. Stockholders' equity increased approximately 3.97% to $15,349,162 or $6.42 per share at September 30, 2000, as compared to stockholders' equity of $14,763,404 or $6.19 per share at December 31, 1999. Stockholders' equity increased in 2000 primarily as a result of the Company's comprehensive income of $775,949. For the nine months ended September 30, 2000, the Company's comprehensive income consisted of $716,802 in net earnings and $59,147 in other comprehensive income, which is composed of changes in the unrealized gain or loss on securities available for sale, net of tax. Also affecting stockholders' equity were dividends of $191,286 which were paid during the nine months ended September 30, 2000. The Company's net interest income increased 10.36% to $5,544,909 for the period ended September 30, 2000, as compared to $5,024,203 for the period ended September 30, 1999.
The Company's net earnings increased 9.69% from $653,497 for the nine months ended September 30, 1999 to $716,802 for the nine months ended September 30, 2000, while its basic earnings per share (based on the weighted average number of shares outstanding during the year) increased from $0.28 to $0.30.

Gross loans during the first nine months of 2000 increased $12,546,143 or 14.00% over the total gross loans at December 31, 1999, as compared to an increase of $16,941,709, or 22.76%, for the same nine month period ended September 30, 1999. While management believes that the Bank has experienced satisfactory loan growth this year, the significant loan growth in 1999 was attributable to the expansion of the Bank and CLC into new markets. In 1998, the Bank established a loan production office in Cobb County for the purpose of generating commercial and real estate loans. The Bank has since increased its marketing efforts in Cobb County by opening one full-service branch in early 1999 and another branch in January 2000. Management anticipates continued loan growth at the Bank for the remainder of 2000, and continues to strive for increased loan volume while meeting the criteria set by its loan policy.

During the first nine months of 2000, CLC sold assets related to three consumer finance offices due to geographic considerations. The first office sold was in Griffin, Georgia, which is located outside CLC's target geographic market area. During the third quarter, two offices were sold in the cities of Cartersville and Oakwood, Georgia, as both offices were located in close proximity to other offices of CLC. The assets sold with these offices primarily consisted of $351,292 in loans. CLC presently operates from eight relatively small offices. Consequently, its gross loans, totaling approximately $4,025,298 at September 30, 2000, or 3.94% of the Company's gross loans, do not significantly affect the financial data analyzed. Although management anticipates growth in CLC's total loans, management anticipates that CLC will have only a minimal impact on the Company's balance sheet.

The Bank's increase in gross loans for the first nine months of 2000 was funded primarily through an increase in deposits. Total deposits during the first nine months of 2000 increased approximately $9,416,931 or 9.02%, to $113,829,195 at September 30, 2000 as compared to $104,412,264 at December 31, 1999. This increase in total deposits was due primarily to the Bank's penetration into the Cobb County market area through its facilities in that county. Additionally, the Bank has begun an Internet branch where new customers may open a deposit account with little concern about geographic location. The Bank has implemented stringent security measures in order to provide the ease of Internet banking while maintaining safety measures deemed necessary by management. The Bank also subscribes to a service called QwickRate, which allows the Bank to publish its rates on certificates of deposits over an electronic billboard that may attract interested depositors throughout the U. S. The Bank may choose to seek deposits through this alternative source of funds if management determines that the choice meets the Company's asset and liability strategies. Management of the Bank sets the rates to be offered, which have been slightly higher than the rates paid on core deposits. The Bank utilized this service, selling $695,000
in these time deposits during the quarter ended September 30, 2000.   Management
is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth. The Bank also borrowed $5,000,000 from the Federal Home Loan Bank during the first nine months of 2000, which is collateralized by securities held in the Bank's investment portfolio. Management has chosen to employ this investment growth strategy in order to maximize the Bank's earnings opportunities over the next five years, while maintaining a conservative risk position.

The Company holds $27,476,741, or 18.57% of its total assets, in securities consisting of bonds issued by the U. S. Treasury, U. S. Government agencies, corporations, or state and county municipalities. Typically, the securities are held as available for sale so that they may be a source of liquidity while producing income for the Company. In accordance with Statement of Financial Accounting Standard No. 115, securities that will be held for indefinite periods of time are accounted for at market value, thereby creating a component of stockholders' equity for the unrealized gains or losses on securities, net of deferred taxes. The aggregate unrealized gain or loss, net of tax, appears as accumulated other comprehensive income on the Company's balance sheet. Unrealized loss on securities, net of tax, was $125,653 as of September 30, 2000, as compared to an unrealized loss, net of tax, of $184,800 as of December 31, 1999, which created a net gain of $59,147 in other comprehensive income for the nine months ended September 30, 2000. Changes in these unrealized gains or losses are due to market value fluctuations, which may be caused by changes in market rates, changes in the slope of the yield curve, or other changes in the bond market. Management reviews market risk in the securities portfolio on a monthly basis to ensure that risk is maintained at acceptable levels.


Results of Operations
---------------------

Net Interest Income

The Company's net interest income increased approximately 10.36% to $5,544,909 for the period ended September 30, 2000, as compared to $5,024,203 for the period ended September 30, 1999. Interest income for the first nine months of 2000 was $9,583,245, representing an increase of $1,964,183, or 25.78%, over the
same period in 1999.   This increase in interest income occurred primarily due
to a $23,859,040, or 22.53%, increase in average earning assets for the nine months ended September 30, 2000 as compared to the same period in 1999.
Interest expense for the first nine months of 2000 increased $1,443,477, or 55.63% as compared to the same period in 1999. This increase in interest expense occurred primarily due to a $27,425,544, or 32.54%, increase in average interest-bearing deposits and other interest-bearing liabilities for the nine months ended September 30, 2000 as compared to the same period in 1999.

The Company continues to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). Average earning assets for the period ended September 30, 2000 were $129,779,644, having a weighted average yield of 9.84%, resulting in a net interest margin of 5.69%. This compares to average earning assets for the period ended September 30, 1999 of $105,920,604, having a weighted average yield of 9.62%, resulting in a net interest margin of 6.34%. The decrease in net interest margin is attributable primarily to an increase in the Company's cost of funds from 4.12% in 1999 to 4.82% in 2000.

Provision for Loan Losses

The Company loses some interest income due to non-performing assets, defined as loans placed on non-accrual status, accruing loans which are contractually past due ninety days or more, real estate acquired through foreclosure, and property acquired through repossession. Management considers the Company's level of non-performing assets to be at an acceptable level. The Company's non-performing assets totaled approximately $994,902, or 0.67% of the Company's total assets as of September 30, 2000, as compared to $1,246,471, or 1.00% of the Company's total assets as of September 30, 1999. The Bank had two restructured loans totaling $101,630 as of September 30, 2000, as compared to two loans totaling $103,701 as of September 30, 1999. Management considers the totals of delinquent and non-performing assets at the Bank and CLC to be at acceptable levels at this time; however, factors such as a downturn in the local economy could cause levels of such assets to rise.

The Georgia Department of Banking and Finance (the "Department"), the Bank's primary regulatory authority, requires the Bank to maintain a loan loss allowance of not less than one percent of all outstanding loans. This allowance is used to cover future loan losses. The Company's provision for loan losses was $445,824 for the period ended September 30, 2000, as compared to $553,911 for the period ended September 30, 1999. The Company's loan loss allowance was $1,572,777, or 1.54% of outstanding loans, as of September 30, 2000. No material loss is anticipated on non-accrual or restructured loans, therefore no specific reserves or writedowns were considered necessary by management as of September 30, 2000.

Non-interest Income

Non-interest income, consisting of service charges on deposits, appraisal fees, credit life insurance commissions, securities gains, loss in CashTrans and other miscellaneous income, increased $386,504, or 28.28%, during the first nine months of 2000 as compared to the same period in 1999. The increase in non-interest income resulted primarily from (i) a gain on the sale of stock held in Bankers' Bank of $154,814, and (ii) an increase of $149,793 in insurance commissions collected which is primarily due to the growth of CLC's customer base, and (iii) an increase of $162,625 in miscellaneous income primarily due to gains on the sales of three CLC offices, a gain recognized on the Bank's sale of certain fixed assets, and net increases in the cash surrender value of life insurance.

Non-interest Expense

Non-interest expenses, consisting of salaries and employee benefits, occupancy and other miscellaneous expenses, increased $995,073, or 20.29%, during the first nine months of 2000 as compared to the same period in 1999. The increase in non-interest expense is attributable primarily to an increase in salaries and employee benefits caused by the Company's need for additional human resources due to the growing number of locations to be staffed for the Bank and CLC, as well as routine salary increases. Salaries and employee benefits increased $768,954, or 28.85%, for the period ended September 30, 2000, as compared to the same period in 1999. Occupancy expense increased by approximately $229,239, or 31.27%, for the period ended September 30, 2000, as compared to the same period in 1999, primarily due to increases in expenses associated with the Bank's addition of a full service branch in Cobb County, and to CLC's addition of five offices in June 1999.

Capital

The Company is subject to regulatory capital requirements imposed by the Department and by the Board of Governors of the Federal Reserve System. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier 1 capital. Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at September 30,

2000, was 10.87%, and its ratio of Tier 1 capital to risk weighted assets was 9.73%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at September 30, 2000, was 13.99%, and its ratio of Tier 1 capital to risk weighted assets was 12.74%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to total average assets (Tier 1 leverage ratio) of 4.0% to 5.0%, including the most highly rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier 1 leverage ratio required for the most highly rated banks and bank holding companies with no plans to expand. The Bank exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 7.64% as of September 30, 2000. The Company also exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 10.07% as of September 30, 2000. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

Liquidity
---------

Liquidity represents the Company's ability to meet both loan commitments and deposit withdrawals. Liquidity is monitored monthly by management in order to ensure compliance with the Bank's policy of maintaining adequate liquidity. The Bank relies primarily on deposit gathering in order to fund its lending and investing activities. In addition, the Company obtains funds from loan principal repayments, proceeds from sales of loan participations and investment securities, and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and sales of loan participations and investment securities are significantly influenced by prevailing interest rates, economic conditions and the Company's asset and liability management strategies. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer-term basis to support expanded lending activities and for other general business purposes.


The Bank maintains two lines of credit to borrow fed funds that total $5,300,000 in order to enhance liquidity. At September 30, 2000, the Bank had no funds borrowed on either of these lines of credit. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of credit available from the Federal Home Loan Bank fluctuates based on criteria set by that institution concerning the Bank's portfolio of loans secured by housing for one to four families. As of September 30, 2000, the Bank had $5,500,000 in borrowings outstanding under this facility, and no additional borrowings are available based on the Bank's loan portfolio. At September 30, 2000, the Bank had also borrowed $5,000,000 from the Federal Home Loan Bank, which is collateralized by securities held in the Bank's investment portfolio. Management has chosen to employ this investment growth strategy in order to maximize the Bank's earnings opportunities over the next five years, while maintaining a conservative risk position.

The Company has a $3,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity. As of September 30, 2000, the

Company had $875,000 borrowed under this facility. Additionally, CLC established a $1,500,000 revolving credit facility with The Bankers Bank in July 1999, which is intended to provide a source of funds for the lending activities of that subsidiary. As of September 30, 2000, CLC had $705,922 in borrowed funds outstanding under this facility. As of July 1999, the operations of CashTrans are funded principally through a $1,000,000 credit facility with The Bankers Bank. As of September 30, 2000, CashTrans had $955,000 in borrowed funds outstanding under this facility. Under these revolving credit facilities with The Bankers Bank, interest only is due and payable on the first business day of each calendar quarter. The Company's credit facility (i) accrues interest at a floating rate equal to the "prime" rate of interest as published from time to time in The Wall Street Journal minus 1%, and (ii) the principal shall be paid
        -----------------------
in ten annual installments beginning July 2003. CLC's and CashTrans' credit facilities (i) accrue interest at a floating rate equal to the prime rate minus 0.75%, and (ii) are due in full on July 1, 2002. Amounts outstanding under the three credit facilities are guaranteed by the Company and collateralized by the stock in the Bank. CLC's loan is also collateralized by its loan receivables. CashTrans' loan is personally guaranteed by James R. Henderson, the principal of JRH Diversified, Inc.

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



                Community Trust Financial Services Corporation
                ----------------------------------------------
                                (Registrant)



DATE:  November 13, 2000             /s/ Ronnie L. Austin
                                     ---------------------------
                                     Ronnie L. Austin, President
                                     and Chief Executive Officer
                                     (Duly Authorized Officer)



DATE:  November 13, 2000             /s/ Angel J. Byrd
                                     ------------------------------
                                     Angel J. Byrd, Controller
                                     (Principal Accounting Officer)