Form 10KSB
period 2000-12-31
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 2001-04-02
CIK 869447

                   U. S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

     [_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to

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

             342 Marietta Highway, Suite 110, Hiram, Georgia 30141
              (Address of principal executive offices)(Zip Code)

                                (678) 363-3828
                (Issuer's telephone number including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $2.50 par value
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No ___
                                                               ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the Registrant's fiscal year ended December 31, 2000, total
                                 $15,527,092.

The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on March 26, 2001 was $24,595,699. There were 2,405,789 shares of Common Stock outstanding as of March 26, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

   Transitional Small Business Disclosure Format (check one): Yes ___; No X
                                                                          -

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                         Annual Report on Form 10-KSB
                  For the Fiscal Year Ended December 31, 2000


                               Table of Contents
                               -----------------

Item                                                                      Page
Number                                                                    Number
------                                                                    ------
                                    Part I

  1.    Description of Business..........................................      2

  2.    Description of Property..........................................     34

  3.    Legal Proceedings................................................     35

  4.    Submission of Matters to a Vote of Security Holders..............     35

                                    Part II

  5.    Market for Common Equity and Related Stockholder Matters.........     35

  6.    Management's Discussion and Analysis and Results of
        Operations.......................................................     36

  7.    Financial Statements.............................................     46

  8.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..............................     69

                                   Part III

  9.    Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act................     69

  10.   Executive Compensation...........................................     72

  11.   Security Ownership of Certain Beneficial Owners
        and Management...................................................     77

  12.   Certain Relationships and Related Transactions...................     79

  13.   Exhibits and Reports on Form 8-K.................................     79

        Signatures.......................................................     83

        Index of Exhibits................................................     85

                                    PART I
                                    ------



ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------


Forward-Looking Statements
--------------------------

     This report contains certain forward-looking statements including statements relating to present or future trends or factors generally affecting the banking industry and specifically affecting operations, markets and products. Without limiting the foregoing, the words "believes", "anticipates", "intends", "expects" or similar expressions are intended to identify forward-looking statements. These forward-looking statements involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements, (v) greater competitive pressures among financial institutions in the market, and (vi) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB for 2000.


Overview
--------

The Company

     Community Trust Financial Services Corporation (the "Company") was incorporated under the laws of the State of Georgia at the direction of Community Trust Bank (the "Bank") for the purpose of becoming a bank holding company for the Bank. On February 22, 1991, following the receipt of all requisite corporate and regulatory approvals, the Bank became a wholly-owned subsidiary of the Company, and the shareholders of the Bank became shareholders of the Company, with the same proportional interests in the Company as they previously held in the Bank (the "Reorganization"). Following the Reorganization, the Bank has continued its business operations as a Georgia-chartered commercial bank under the same name, articles of incorporation and bylaws.

     The primary activity of the Company currently is the ownership and operation of the Bank. As a bank holding company, the Company is intended to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws. The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.

     In August 1998, the Company completed a public offering of 588,236 shares of common stock at a price of $8.50 per share. The net proceeds of this offering of $4,821,662, after deducting issuance costs of $178,344, were used to repay indebtedness of the Company, contribute capital to the Bank, and fund loans to non-bank subsidiaries.

     In June 1999, the Company acquired certain assets of Drummond Association, Inc. These assets primarily consisted of $1,130,152 in loans, which were then contributed to the portfolio of Community Loan Company ("CLC"). The purchase price of approximately $1,516,000 was settled with 163,320 restricted shares of the Company's common stock and approximately $822,000 in cash.

     On December 14, 1999, the Board of Directors of the Company declared a 2-for-1 stock split to be effected in the form of 100% stock dividend to be distributed on January 28, 2000 to holders of record on January 18, 2000. All share and per share amounts in this document have been changed to reflect the stock split as if it had occurred on December 31, 1996.

     On March 13, 2001, the Board of Directors of the Company signed a definitive agreement to merge with GB&T Bancshares, Inc. ("GB&T"), a Gainesville, Georgia multi-bank holding company. The proposed merger provides for the conversion of each common share and share equivalent of the Company into
 .786 shares of GB&T stock. The proposed merger is subject to the consent of various regulatory authorities and shareholder approval.

The Bank

     The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in U.S. Government and agency obligations and obligations of various states and their political subdivisions. In addition to deposits, sources of funds for the Bank's loans and other investments include borrowings from the Federal Home Loan Bank of Atlanta (the "Federal Home Loan Bank"), amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities, and repurchase agreements. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

Other Subsidiaries

     In addition to the Bank, the Company has invested in three non-bank subsidiaries: CLC; Cash Transactions, LLC ("CashTrans"); and Metroplex Appraisals, Inc. ("Metroplex").

     In 1995, the Company established CLC as a non-bank subsidiary for the purpose of engaging in the consumer finance business. CLC presently operates from eight offices located in northwest Georgia. The offices are presently located in Woodstock, Rockmart, Rossville, Gainesville, Dalton,

Rome, Dahlonega, and Cartersville. During 2000, CLC sold assets related to three consumer finance offices due to geographic considerations.

     In 1997, the Company participated in the establishment of CashTrans. CashTrans is a limited liability company that is owned 49% by the Company and 51% by an individual who serves as Chairman of CashTrans. CashTrans is engaged in the business of providing retail establishments (primarily convenience stores) with automated teller machines that are owned by CashTrans and that dispense cash or cash equivalents. As of 1999, CashTrans diversified its business into selling the same types of machines to retail establishments, if the retailer so desires. While CashTrans remains focused on placing its machines in space which is strategically located to encourage transactions, CashTrans will sell machines, thereby earning income on the sales and on future maintenance of the machines. CashTrans engages in this business in Georgia, Florida, South Carolina, North Carolina, Alabama, and Tennessee.

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

     For the fiscal years ended December 31, 2000 and 1999, the Company's weighted average rate earned on all interest-earning assets was 9.87% and 9.57%, respectively, and the Company's weighted average rate paid on all interest-bearing liabilities for the same years was 4.91% and 4.21%, respectively. The Company's interest rate spread for the years ended December 31, 2000 and 1999 was 4.96% and 5.36%, respectively, and its net interest income for such years was $7,568,145 and $6,808,173, respectively. For the year ended December 31, 2000, the Company's comprehensive income consisted of $1,070,392 in net earnings and a $279,210 gain in other comprehensive income, which is composed of changes in the unrealized gain or loss on securities available for sale, net of tax. For the year ended December 31, 1999, the Company's comprehensive income consisted of $862,538 in net earnings and a $491,871 loss in other comprehensive income, which is composed of changes in the unrealized gain on securities available for sale, net of tax. The Company's net earnings per share (based on the weighted average number of shares outstanding during the year) increased from $.37 for 1999 to $.45 for 2000, and its net earnings per share, assuming dilution (which assumes the effects of potential common shares outstanding during the period), increased from $.35 for 1999 to $.43 for 2000.


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

TABLE 1 - Average Consolidated Balance Sheets and Net Interest Analysis (Dollar amounts in thousands)

                                                                      Years Ended December 31,
                                             ---------------------------------------------------------------------------
                                                           2000                                     1999
                                             ----------------------------------     ------------------------------------
                                                        Interest        Average                  Interest        Average
                                             Average    Income/         Yield/       Average     Income/         Yield/
                                             Balance    Expense/(1)/    Rate         Balance     Expense/(1)/    Rate
                                             -------    -------         ----         -------     -------         ----
ASSETS
Interest-earning assets:
 Loans/(1)(2)/............................   $100,669    $11,177        11.07%      $ 83,226     $ 9,008         10.82%
 Investment securities
    Taxable...............................     20,878      1,401         6.73%        15,166         953          6.28%
    Tax-exempt/(3)/.......................      7,854        367         4.67%         7,759         359          4.63%
 Federal funds sold.......................      3,863        250         6.44%         3,721         191          5.14%
                                             --------    -------        -----       --------     -------         -----
Total interest-earning assets.............   $133,264    $13,195         9.87%      $109,872     $10,511          9.57%

Cash and other assets.....................     11,571                                  7,962
                                             --------                               --------

    Total assets..........................   $144,835                               $117,834
                                             ========                               ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
 NOW accounts.............................   $ 12,675    $   152         1.20%      $ 12,968     $   173          1.33%
 Money market accounts....................      8,136        296         3.63%         7,839         218          2.78%
 Savings deposits.........................     12,997        349         2.68%        13,265         347          2.62%
 Time deposits, $100,000 and over.........     22,295      1,402         6.27%        18,186       1,036          5.69%
 Time deposits, other.....................     41,391      2,504         6.03%        27,811       1,514          5.45%
                                             --------    -------        -----       --------     -------         -----
  Total interest-bearing deposits.........   $ 97,494    $ 4,703         4.81%      $ 80,069     $ 3,288          4.11%

Federal funds purchased...................        329         27         8.20%           147           8          5.04%
Federal Home Loan Bank advances...........      9,806        579         5.89%         5,500         308          5.60%
Other borrowings..........................      6,613        318         4.79%         2,291          99          4.32%
                                             --------    -------        -----       --------     -------         -----
 Total interest-bearing liabilities.......   $114,242    $ 5,627         4.91%      $ 88,007     $ 3,703          4.21%

Other liabilities:
 Demand deposits..........................   $ 15,168                               $ 14,842
 Accrued interest payable and
  other liabilities.......................        175                                    665
                                             --------                               --------
    Total other liabilities...............     15,343                                 15,507

     Total liabilities....................   $129,585                               $103,414

Stockholders' equity......................     15,250                                 14,321
  Total liabilities
  and stockholders' equity................   $144,835                               $117,834
                                             ========                               ========

Net interest income.......................               $ 7,568                                 $ 6,808
                                                         =======                                 =======

Net interest spread (difference between
rate earned on interest-earning assets
and rate paid on interest-bearing
liabilities)..............................                               4.96%                                    5.36%

Net interest margin (Net interest
income divided by average
interest-earning assets)..................                               5.66%                                    6.20%

                                                           1998
                                             ---------------------------------
                                                         Interest      Average
                                             Average     Income/       Yield/
                                             Balance     Expense/(1)/  Rate
                                             -------     -------       ---
ASSETS
Interest-earning assets:
 Loans/(1)(2)/............................   $64,255    $7,267         11.31%
 Investment securities
    Taxable...............................    16,254       976          6.00%
    Tax-exempt/(3)/.......................     6,736       311          4.62%
 Federal funds sold.......................     4,492       243          5.42%
                                             -------    ------         -----
Total interest-earning assets.............   $91,737    $8,797          9.59%

Cash and other assets.....................     6,728
                                             -------

    Total assets..........................   $98,465
                                             =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
 NOW accounts.............................   $10,979    $  183          1.67%
 Money market accounts....................     8,128       225          2.77%
 Savings deposits.........................    12,909       372          2.88%
 Time deposits, $100,000 and over.........    15,381       933          6.06%
 Time deposits, other.....................    22,804     1,312          5.75%
                                             -------    ------         -----
  Total interest-bearing deposits.........   $70,201    $3,025          4.31%

Federal funds purchased...................        58         3          4.84%
Federal Home Loan Bank advances...........     3,503       195          5.58%
Other borrowings..........................       808        66          8.13%
                                             -------    ------         -----
 Total interest-bearing liabilities.......   $74,570    $3,289          4.41%

Other liabilities:
 Demand deposits..........................   $11,919
 Accrued interest payable and
  other liabilities.......................     1,900
                                             -------
    Total other liabilities...............    13,819

     Total liabilities....................   $88,389

Stockholders' equity......................    10,076
  Total liabilities
  and stockholders' equity................   $98,465
                                             =======

Net interest income.......................              $5,508
                                                        ======

Net interest spread (difference between
rate earned on interest-earning assets
and rate paid on interest-bearing
liabilities)..............................                              5.18%

Net interest margin (Net interest
income divided by average
interest-earning assets)..................                              6.00%

_________________

/(1)/ Interest income on loans includes amortization of deferred loan fees and other discounts of $1,367,314, $1,200,474, and $920,413 for the fiscal years ended December 31, 2000, 1999, and 1998, respectively.
/(2)/ Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis. /(3)/ The average yield computed on tax-exempt securities is computed using actual yields rather than tax-equivalent yields.

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

TABLE 2 - Changes in Interest Income and Expense
(Dollar amounts in thousands)

                                            Year Ended December 31,           Year Ended December 31,
                                            2000 Compared to 1999             1999 Compared to 1998
                                            -----------------------           -----------------------
                                                     Rate/        Net                  Rate/        Net
                                          Volume     Yield     Change       Volume     Yield     Change
                                          ------     -----     ------       ------     -----     ------
Interest income:
Loans /(1)(2)/........................    $1,931      $238     $2,169       $2,065      (323)     1,742
Investment securities /(3)/...........       352       104        456           (4)       28         24
Federal funds sold....................         7        52         59          (40)      (12)       (52)
                                          ------      ----     ------       ------      ----      -----
 Total interest income................     2,290       394      2,684        2,021      (307)     1,714

Interest expense:
NOW accounts..........................        (4)      (17)       (21)          30       (40)       (10)
Money market accounts.................         9        69         78           (8)        1         (7)
Savings deposits......................        (7)        9          2           10       (35)       (25)
Time deposits, $100,000 and over......       251       115        366          162       (59)       103
Time deposits, other..................       806       184        990          275       (73)       202
                                          ------      ----     ------       ------      ----      -----
Total deposits........................     1,055       360      1,415          469      (206)       263

Other borrowings......................       474        35        509          187       (36)       151
                                          ------      ----     ------       ------      ----      -----

Total interest expense................     1,529       395      1,924          656      (242)       414
                                          ------      ----     ------       ------      ----      -----

Net interest income...................       761        (1)       760        1,365       (65)     1,300
                                          ======      ====     ======       ======      ====      =====

______________
/(1)/ Loan amounts include nonaccruing loans.
/(2)/ Interest income includes the portion of loan fees recognized in the respective periods.
/(3)/ Changes due to rate and volume on investment securities have been computed using actual yields on tax-exempt securities rather than tax-equivalent yields. Yields are computed on the carrying value of the securities.


     The level and volatility of interest rates can have a significant impact on the Company's profitability. Management attempts through interest rate risk management to identify and manage the sensitivity of the Company's net interest income to changing interest rates. The Company uses income simulation modeling as a tool in measuring interest rate risk and managing interest rate sensitivity of its assets and liabilities. Simulation modeling considers the impact of changing market rates of interest on future net interest income.

     Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the impact of interest rate changes on net interest income. The following table sets forth the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2000. The time periods in the table represent the period, following December 31, 2000, during which an asset or liability matures or can be repriced. This interest sensitivity gap table is designed to monitor the Company's interest rate risk exposure within the designated time horizons. In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations. The Company's policy is to attempt to maintain a ratio of cumulative gap to total assets of 0% to negative 25% in the time periods of one year and five years. The following table reflects that the Company's interest-earning assets and interest-bearing liabilities are slightly outside the Company's policy guidelines in the time period of five years. Management monitors rate sensitivity on a monthly basis, and considers the Company's interest sensitivity gap measurement to be at an acceptable level.


TABLE 3 - Interest Rate Gap Sensitivity
(Dollar amounts in thousands)

                                            0 to 3      4 to 6     7 to 12     1 to 5    Over 5
                                            Months      Months      Months      Years     Years      Total
                                            ------      ------      ------      -----     -----      -----
Interest Sensitive Assets
-------------------------
Federal Funds Sold.......................  $ 2,010         -0-         -0-        -0-       -0-   $  2,010
Investment Securities
   Taxable /(1)/.........................    1,202          79       3,289     12,858     5,055     22,483
   Tax-exempt /(1)/......................      -0-         -0-         160      2,739     5,749      8,648
Loans
   Fixed rate............................    7,611       3,240       2,143      3,631       -0-     16,625
   Adjustable rate.......................   44,774         642       1,500      2,033       -0-     48,949
   Scheduled payments....................    4,859       3,148       5,918     28,358     1,465     43,748
                                           -------    --------    --------    -------   -------   --------
Total Interest-Sensitive Assets..........  $60,456    $  7,109    $ 13,010    $49,619   $12,269   $142,463
                                           =======    ========    ========    =======   =======   ========

Interest Sensitive Liabilities
------------------------------
NOW......................................  $11,553         -0-         -0-        -0-       -0-   $ 11,553
Money Market.............................    8,085         -0-         -0-        -0-       -0-      8,085
Savings..................................   15,182         -0-         -0-        -0-       -0-     15,182
Time Deposits............................   14,072      10,052      12,051      9,771       -0-     45,946
Time, in excess of $100,000..............    9,324       4,501       7,067      4,191       -0-     25,083
Other interest-bearing liabilities.......    8,048         -0-         -0-     10,500       -0-     18,548
                                           -------    --------    --------    -------   -------   --------
Total Interest Sensitive Liabilities.....  $66,264    $ 14,553    $ 19,118    $24,462   $   -0-   $124,397
                                           =======    ========    ========    =======   =======   ========

Interest Sensitivity Gap.................   (5,808)     (7,444)     (6,108)    25,157    12,269     18,066
Cumulative Gap...........................   (5,808)    (13,252)    (19,360)     5,797    18,066

Ratio of cumulative gap to
   total assets..........................    (3.71%)     (8.47%)    (12.37%)     3.70%    11.54%

_________________
/(1)/ All investment securities are shown at the carrying value.

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


Lending Activities
------------------

General

     At December 31, 2000, the Company's net loan portfolio constituted approximately 68.76% of the Company's total assets. The following table sets forth the composition of the Company's loan portfolio at the indicated dates.


TABLE 4 - Loans Outstanding
(Dollar amounts in thousands)

                                                   At December 31,
                                         -----------------------------------
                                               2000              1999
                                         ----------------   ----------------
                                         Amount   Percent   Amount   Percent
                                         ------   -------   ------   -------

Commercial, financial,
and agricultural......................  $ 16,807   15.37%  $11,167    12.46%

Real estate - construction............    22,726   20.79%   16,576    18.50%

Real estate - mortgage................    58,245   53.28%   49,359    55.08%

Consumer loans........................    11,544   10.56%   12,512    13.96%
                                        --------  ------   -------   ------

Total loans...........................   109,322  100.00%   89,614   100.00%

Less: Allowance for loan losses.......     1,678             1,357
                                        --------           -------

Total loans, net......................  $107,644           $88,257
                                        ========           =======

     The following table sets forth the scheduled maturities of the loans for selected categories in the Company's loan portfolio as of December 31, 2000 based on their contractual terms to maturity. Loans unpaid at maturity are renegotiated based on current market rates and terms.

TABLE 5 - Loan Portfolio Maturity
(Dollar amounts in thousands)

                                                                                     Rate Structure for Loans
                                                   Loans Maturing                    Maturing Over One Year
                                     -----------------------------------------       ----------------------
                                         Less    One to        More                                  Floating or
                                     than One      Five   than Five                Predetermined      Adjustable
                                         Year     Years       Years      Total     Interest Rate            Rate
                                         ----     -----       -----      -----     -------------            ----
Commercial, financial
   and agricultural................   $ 9,597    $5,815      $1,395    $16,807            $7,193          $1,149

Real estate -
   construction....................    18,727     3,874         125     22,726             3,113             886
                                      -------    ------      ------    -------           -------          ------

   Total...........................   $28,324    $9,689      $1,520    $39,533           $10,306          $2,035
                                      =======    ======      ======    =======           =======          ======


Types of Loans

Commercial, Financial, and Agricultural Loans

     Commercial, financial, and agricultural loans, hereinafter referred to as commercial loans (including non-real estate loans for agricultural purposes but excluding commercial construction loans), totaled $16,806,673 or 15.37% of the Company's gross loan portfolio at December 31, 2000. All commercial loans are held in the Bank's loan portfolio. These loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The terms of the Bank's commercial loans generally range from three months to seven years, and some of the loans carry interest rates which adjust in accordance with changes in the prime rate. Substantially all of the Bank's commercial loans are secured and guaranteed by the principals of the business.

Real Estate - Construction Loans

     $22,726,261 or 20.79% of the Company's gross loans outstanding at December 31, 2000 were construction loans and acquisition and development loans. All construction and acquisition and development loans are held in the Bank's loan portfolio. The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale. The majority of the Bank's construction loans are made to residential real estate developers for single-family residential properties. Construction loans are usually variable rate loans made for terms of six months, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. Construction loans are limited to 85% of the appraised value of the lot and the completed value of the proposed structure. In response to competitive conditions, the Bank permits a portion of its single family residential construction loans extended to builders to be made without commitments for "take-out" or permanent financing from third parties.

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

Real Estate - Mortgage Loans

     At December 31, 2000, real estate - mortgage loans totaled $58,245,232 or 53.28% of the Company's gross loan portfolio. Real estate - mortgage loans include all loans secured by real estate for purposes other than construction or acquisition and development and are hereinafter referred to as real estate loans. All real estate loans are held in the Bank's loan portfolio. Of this amount, $13,793,426 or 12.62% of the Company's gross loan portfolio was comprised of loans secured by one to four family residential properties, including home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of home improvement). Most of these home equity loans are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10-15 year period. The Bank also offers a product which allows consumers to borrow with low closing costs on the equity in their homes. This product is a variable rate revolving line of credit, having an outside maturity of 5 years with 1.5% of the average daily balance due monthly. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

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

     At December 31, 2000, the remainder of the Company's real estate loans totaled $44,451,806 or 40.66% of the Company's gross loan portfolio. These loans were comprised of non-farm nonresidential real estate loans (including commercial real estate loans and loans secured by raw land).

Consumer Loans

     At December 31, 2000, consumer loans totaled $11,543,621 or 10.56% of the Company's gross loan portfolio. $7,282,783 or 63.09% of these loans are held in the Bank's loan portfolio, with the remainder held in CLC's loan portfolio.

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

     At December 31, 2000, consumer loans held in CLC's loan portfolio totaled $4,260,838 or 3.90% of the Company's gross loan portfolio. CLC, a consumer finance company, makes loans for up to $3,000 with original maturities of up to three years under the Georgia Industrial Loan Act (GILA). Additionally, CLC may choose to make consumer loans, which are typically called deregulated loans, such as sales finance loans. The Company considers CLC's loans to involve a relatively high credit risk compared to other loans in the Company's portfolio. These consumer loans generally yield a higher return to the Company than consumer loans originated by the Bank. The Company believes that the generally higher yields on CLC's loan portfolio offset the higher risk associated with such loans and contribute to a profitable spread between the Company's yield on earning assets and the Company's cost of funds.

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

     The Bank's loan approval process is intended to be conservative but also responsive to customer needs. Loans are approved in accordance with the Bank's written loan policy, which provides for several tiers of approval authority, based on a borrower's aggregate debt with the Bank. There is a Loan Committee comprised of the senior officers of the Bank which must approve any loan that increases the borrower's aggregate indebtedness above an individual officer's limit, but that is not more than $250,000. The Loan Committee of the Board of Directors, comprised of the Chief Executive Officer and five non-employee Directors, must approve all loans over $250,000, and all lending relationships where a borrower's aggregate indebtedness to the Bank exceeds $250,000.

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

     The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans. For the year ended December 31, 2000, the Bank recognized origination, commitment and other loan fees totaling $795,334, which equaled 10.51% of the Company's net interest income for such year. For the years ended December 31, 1999 and 1998, the Bank recognized origination, commitment and other loan fees totaling $752,107 and $628,683, respectively, which equaled 11.05% and 11.41%, respectively, of the Company's net interest income for such years.

     CLC receives miscellaneous fee income from late payment charges, loan fees, maintenance fees, and miscellaneous services related to its existing loans. For the year ended December 31, 2000, CLC recognized loan fees totaling $571,980, which equaled 7.56% of the Company's net interest income for such year. For the years ended December 31, 1999 and 1998, CLC recognized loan fees totaling $448,367 and $291,730, respectively, which equaled 6.59% and 5.30%, respectively, of the Company's net interest income for such years.


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

     The Bank's collection procedures provide that when a loan becomes 10 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 60 days and no legal action is required. In certain circumstances, the Bank, for a fee, may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs. The Bank has restructured loans as of December 31, 2000, which totaled approximately $100,956. Generally, the Bank stops accruing interest on delinquent loans when payment is in arrears for 90 days (unless the obligation is both well secured and in the process of collection) or when collection otherwise becomes doubtful. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action. In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession. Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold and is carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Accounting standards define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent write-downs are provided by a charge to income through losses on other real estate in the period in which the need arises.

     The Bank attempts to sell real estate owned promptly after foreclosure, and it sold $184,353 of real estate owned due to loan foreclosures during the year ended December 31, 2000. The book value of real estate owned that was sold by the Bank during the year ended December 31, 2000 totaled $191,986. As of December 31, 2000, there was no real estate owned as a result of foreclosure.

     CLC's loan portfolio is periodically reviewed by CLC's management to identify deficiencies and to take corrective actions as necessary. All past due loans are reviewed daily by each CLC Office Manager and monthly by CLC's senior management. CLC's Board of Directors reviews the total loans considered over 90 days delinquent in their bi-monthly meetings. The Board compares delinquency rates on an office-by-office basis. CLC's collection procedures provide that when a loan becomes 5 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 90 days and no legal action is required. Generally, when an account reaches 90 to 120 days with no payment collected in that time frame, notice will be mailed to the customer stating that CLC is taking legal action against them unless the account is brought to a current status within 10 days. If the customer does not respond within that time frame, CLC typically will file suit against the parties involved in the local Magistrate Court. Generally, CLC's policy is to charge off any loan on which CLC has not received a payment in 6 months. Management may determine that a loan is in the process of collection and, therefore, the past due loan does not have to be charged off. CLC's loans which are past due 90 days or more and still accruing total $465,842 as of December 31, 2000, as compared to $440,064 as of December 31, 1999.

     The following table sets forth information regarding the Company's delinquent and non-performing assets as of the dates indicated.


TABLE 6 - Non-performing Assets
(Dollar amounts in thousands)                           At December 31,
                                                        ---------------

                                                     2000             1999
                                                     ----             ----
Non-performing assets:

Accruing loans which are contractually
  past due 90 days or more........................  $  641           $  440

Nonaccruing loans.................................     505              525

Real estate acquired through foreclosure..........     -0-              192

Property acquired through repossession............      15              -0-
                                                    ------           ------

      Total.......................................  $1,161           $1,157
                                                    ======           ======

Ratio of non-performing assets to:

Total loans and real estate acquired
   through foreclosure and repossessions..........    1.06%            1.29%

Total assets......................................    0.74%            0.88%

     The Bank recorded interest income on the nonaccruing loans listed above for the fiscal year ended December 31, 2000 of $52,413. The gross interest income that would have been recorded during the fiscal year ended December 31, 2000 if the nonaccruing loans listed above had been current in accordance with their original terms would have been $88,993.

Allowance for Loan Losses

     The allowance for loan losses is a means of absorbing future losses which could be incurred from the current loan portfolio. Both the Bank and CLC maintain an allowance for loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances, net charge-offs, delinquencies, and management's assessment of the quality of the loan portfolio and general economic conditions.

     The Bank maintains a general allowance in the range of 1.00% to 1.50% of the total principal amount of loans outstanding (less the total principal amount of loans outstanding that are secured by certificates of deposit), and management adjusts the general allowance monthly by charges to income in response to changes in the outstanding loan balance and changes in the asset quality ratings. Management also may establish specific loan loss allowances for specific loans after considering such factors as past delinquencies on the loan, the value of the underlying collateral and the size of the loan. The Bank began a special allowance in 1996 equal to 4% of the outstanding balances in its credit card portfolio, in acknowledgment of the risk related with this type of credit product. This portfolio was sold in February 2000, therefore the special allowance for the Bank's credit card portfolio will not be necessary after one year from the date of the sale. A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the general allowance for loan losses as of December 31, 2000 is adequate to absorb possible losses from loans currently in the portfolio.

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

TABLE 7 - Analysis of the Allowance for Loan Losses
(Dollar amounts in thousands)

                                                       Years Ended December 31,
                                                       ------------------------

                                                       2000               1999
                                                       ----               ----
Allowance for possible loan losses,
  beginning of the period..........................   $1,357             $  935

Charge-offs for the period:
  Commercial, financial, and agricultural..........       32                  9
  Real estate - construction.......................        0                  0
  Real estate - mortgage...........................        0                 20
  Consumer.........................................      290                384
                                                      ------             ------

   Total charge-offs...............................      322                413
                                                      ------             ------

Recoveries for the period:
  Commercial, financial, and agricultural..........   $    0             $   13
  Real estate - construction.......................        0                  0
  Real estate - mortgage...........................        0                  0
  Consumer.........................................       67                 50
                                                      ------             ------

   Total recoveries................................       67                 63
                                                      ------             ------

Net charge-offs for the period.....................      255                350
                                                      ------             ------

Allowance for loan losses acquired (sold)..........      (15)                77
                                                      ------             ------

Provision for loan losses charged to earnings......      591                695
                                                      ------             ------

Allowance for possible loan losses,
  end of the period................................   $1,678             $1,357
                                                      ======             ======

Ratio of allowance for loan losses to
  total average loans outstanding..................     1.67%              1.64%

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period....................     0.25%              0.42%

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

     The following table sets forth the Company's allocation of the allowance for loan losses as of December 31, 2000, and 1999.



TABLE 8 - Allocation of the Allowance for Loan Losses
(Dollar amounts in thousands)

                                                   At December 31, 2000           At December 31, 1999
                                                --------------------------    ----------------------------

                                                          Percent of loans                Percent of loans
                                                          in each category                in each category
Balance at end of period applicable to          Amount    to total loans      Amount      to total loans
--------------------------------------          ------    --------------      ------      --------------
Commercial, financial, and agricultural.......  $   94         15.37%         $   73           12.46%
Real estate - construction....................     113         20.79%             84           18.50%
Real estate - mortgage........................     591         53.28%            603           55.08%
Consumer......................................     445         10.56%            350           13.96%
Unallocated...................................     435           N/A             247             N/A
                                                ------        ------          ------          ------

     Total....................................  $1,678        100.00%         $1,357          100.00%
                                                ======        ======          ======          ======

Investment Activities
---------------------

     Interest earned on securities and other investments provides the second largest source of revenues for the Company after interest on loans, constituting $1,768,031 or 11.39% of total interest and other income for the year ended December 31, 2000, as compared to $1,311,294, or 10.60%, respectively, as of December 31, 1999. The Company's investment portfolio totaled $31,132,153 or 19.89% of total assets at December 31, 2000, as compared to $27,226,422, or 20.66%, respectively, as of December 31, 1999. The entire investment portfolio is held by the Bank. The portfolio is designed to enhance liquidity while providing acceptable rates of return.

     The following table sets forth the carrying value of the Bank's investments at the dates indicated. All securities held are available for sale and are carried at fair market value. However, other investments include Federal Home Loan Bank stock and other equity securities with no readily determinable fair value. These investment securities are carried at cost.


TABLE 9 - Investment Securities
(Dollar amounts in thousands)                             At  December 31,
                                                          ----------------

                                                          2000           1999
                                                          ----           ----
       U.S. Government and agency
         obligations.................................  $19,613        $18,486
       Other bonds, notes, debentures
         and securities..............................    2,871          1,115
       States & political subdivisions - tax-exempt..    8,648          7,625
                                                       -------        -------
          Total......................................  $31,132        $27,226
                                                       =======        =======


     The following table sets forth the carrying value of the Bank's investments at December 31, 2000, the weighted average yields on the Bank's investments at December 31, 2000 and the periods to maturity of the Bank's investments from December 31, 2000.


TABLE 10 - Expected Maturities of Investment Securities
(Dollar amounts in thousands)

                                            Periods to Maturity from December 31, 2000
                                            ------------------------------------------

                               1 year or less     1 - 5 years     5 - 10 years     Over 10 years
                               --------------     -----------     ------------     -------------
                                       Amount          Amount           Amount            Amount
                                       ------          ------           ------            ------
U. S. Government and
   agency Obligations........          $2,995         $ 7,322           $5,150            $  112
U. S. Government agencies -
   mortgage-backed...........             170             -0-              489             3,375
Tax-exempt
   municipal bonds...........             160           2,738            3,725             2,025
Other bonds, notes, de-
   bentures, and securities..           1,884             987              -0-               -0-
                                       ------         -------           ------            ------

   Total.....................          $5,209         $11,047           $9,364            $5,512
                                       ======         =======           ======            ======

Weighted average yield.......            6.03%           6.63%            7.15%             7.45%

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

Deposits

The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balances required, the time period the funds must remain on deposit and the interest rate. Deposits are obtained primarily from the Bank's Paulding and Cobb Counties market area. The Bank has an Internet branch via its website, where new customers may open a deposit account with little concern about geographic location. The Bank has partnered with a vendor which provides customers with a bill paying service and the ability to conduct funds transfers via a secure Internet connection. The Bank has implemented stringent security measures in order to provide the ease of Internet banking while maintaining safety measures deemed necessary by management. The Bank also subscribes to a service called QwickRate, which allows the Bank to publish its rates on certificates of deposits over an electronic billboard that may attract interested depositors throughout the U.S. The Bank may choose to seek deposits through this alternative source of funds if management determines that the choice meets the Company's asset and liability strategies. Management of the Bank sets the rates to be offered, which have been slightly higher than the rates paid on core deposits. The Bank had $5,105,045 outstanding in these time deposits for the year ended December 31, 2000. Additionally, a product offered by the Bank allows certain commercial customers the flexibility of employing funds that might otherwise remain in deposit balances to invest in repurchase agreements so that the customer may earn interest overnight. Securities sold under repurchase agreements totaled $6,302,165 at December 31, 2000.

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

     The following table sets forth the maturity distribution of time deposits of $100,000 or more at December 31, 2000.


TABLE 11 - Maturities of Time Deposits of $100,000 and greater
(Dollar amounts in thousands)


                                   Time Deposits
                                   $100,000 or more
                                   ----------------

3 months or less.................     $ 9,325
Over 3 months through 6 months...       4,501
Over 6 months through 12 months..       7,066
Over 12 months...................       4,191
                                      -------
 Total outstanding...............     $25,083
                                      =======


Borrowings

     The Bank maintains two lines of credit to borrow federal funds that total $5,300,000 in order to enhance liquidity. At December 31, 2000, the Bank had no funds borrowed on either of these lines of credit. The Bank is a member of the Federal Home Loan Bank and borrowings are also available through that relationship. The amount of credit available from the Federal Home Loan Bank fluctuates based on criteria set by that institution concerning the Bank's portfolio of loans secured by housing for one to four families. As of December 31, 2000, the Bank had $5,500,000 in borrowings outstanding under this facility, and no additional borrowings are available based on the Bank's loan portfolio. At December 31, 2000, the Bank had also borrowed $5,000,000 from the Federal Home Loan Bank, which is collateralized by securities held in the Bank's investment portfolio. Management has chosen to employ this investment growth strategy in order to maximize the Bank's earnings opportunities over the next five years, while maintaining a conservative risk position.

The Company has a $3,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity. As of December 31, 2000, the Company had $1,030,000 borrowed under this facility. Additionally, CLC established a $1,500,000 revolving credit facility with The Bankers Bank in July 1999, which is intended to provide a source of funds for the lending activities of that subsidiary. As of December 31, 2000, CLC had $715,921 in borrowed funds outstanding under this facility. As of July 1999, the operations of CashTrans are funded principally through a $1,000,000 credit facility with The Bankers Bank. As of December 31, 2000, CashTrans had $1,000,000 in borrowed funds outstanding under this facility. Under these revolving credit facilities with The Bankers Bank, interest only is due and payable on the first business day of each calendar quarter. The Company's credit facility (i) accrues interest at a floating rate equal to the "prime" rate of interest as published from time to time in The Wall Street Journal minus
                                                   -----------------------
1%, and (ii) the principal shall be paid in ten annual installments beginning July 2003. CLC's and CashTrans' credit facilities (i) accrue interest at a floating rate equal to the prime rate minus 0.75%, and (ii) are due in full on July 1, 2002. Amounts outstanding under the three credit facilities are guaranteed by the Company and collateralized by the stock in the Bank. CLC's loan is also collateralized by its loan receivables. CashTrans' loan is personally guaranteed by James R. Henderson, the principal of JRH Diversified, Inc.


Competition
-----------

     Based on total assets of $150,331,347 as of December 31, 2000, the Bank is presently one of the smaller financial institutions with offices in Paulding and Cobb Counties. The Bank faces strong competition for deposits and loans from numerous other financial institutions, some of which are community banks that expanded their services from adjacent counties into Paulding County. Larger financial institutions have greater resources and lending limits than the Bank, and typically have more branch offices. A federal credit union owned by the employees of a local public utility company also has a branch in Paulding County. Since credit unions are not subject to income taxes in the way that commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also competes for deposits and loans with commercial banks and thrift institutions in metropolitan Atlanta, some of which are affiliated with large regional financial institutions. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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


Employees
---------

     As of December 31, 2000, the Bank had 65 full-time and 16 part-time employees, Metroplex had 2 full-time employees and 1 part-time employee, CLC had 22 full-time employees, CashTrans had 10 full-time employees and 6 part-time employees, and the Company had 6 full-time employees. No employees are covered by collective bargaining agreements, and the Company considers its relationship with its employees to be excellent.


Supervision and Regulation
--------------------------

General

     As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") pursuant to the Bank Holding Company Act of 1956, as amended ("BHCA") and by the Georgia Department pursuant to the Financial Institutions Code of Georgia ("FICG"). The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission (the "Commission") under federal securities laws.

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

     Regulatory Capital Requirements. The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve's risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2000 were 12.35% and 13.60% respectively.

     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, all but the most highly rated bank holding companies are required by the Federal Reserve to maintain a minimum leverage ratio of 4% to 5%. The Georgia Department requires a minimum Tier 1 capital to adjusted total assets ratio of 4%. The Company's leverage ratio at December 31, 2000 was 9.96%.

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

     Miscellaneous. Most bank holding companies are required to give the Federal Reserve prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal constitutes an unsafe or unsound practice, or would violate any law, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve. The prior notice requirement does not apply to certain "well-capitalized" bank holding companies that meet specified criteria.

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

     The Community Reinvestment Act ("CRA") requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low-and-moderate-income borrowers in their local communities. An institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using
a streamlined approach.   All institutions may opt to be evaluated under a
strategic plan formulated with community input and pre-approved by the bank regulatory agency.

     CRA regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution's CRA performance and to review the institution's CRA public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The CRA requires public disclosure of a financial institution's written CRA evaluations. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record.

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

     The FDIC has adopted a risk-related deposit insurance system. Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: "well capitalized," "adequately capitalized," or "under capitalized." Within each risk classification, there are three subgroups. Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution's primary federal regulator. Depending upon a BIF member's risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as .04% of insured deposits or as high as .31% of insured deposits. The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is zero percent of insured deposits for the period from January 1, to June 30, 2000. This is the most favorable assessment rate applicable to any insured institution. However, the Deposit Insurance Funds Act of 1996 ("DIFA") requires that a Financing Corporation ("FICO") assessment be paid by the Bank in 2000. The annual FICO assessment rate for banks is presently .0203% of deposits. The Bank paid $21,648 in assessments, which was the minimum set by the FDIC for that period, during the year ended December 31, 2000.

     The FDIC has issued risk-based and leverage capital guidelines similar to that issued by the Federal Reserve and discussed above. At December 31, 2000, the Bank had Tier 1 capital of $11,240,000, or 7.40% of total average assets.

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

     Prompt Corrective Action. The Federal Deposit Insurance Act ("FDIA"), among other things, requires the federal regulatory agencies to take "prompt corrective action" if a depository institution does not meet minimum capital requirements. The FDIA establishes five capital tiers: "well capitalized;" "adequately capitalized;" "undercapitalized;" "significantly undercapitalized;" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

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

     An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2000, the Company and the Bank each had capital levels that qualify each as being "well capitalized" under such regulations.

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

Regulation of CLC

     As a consumer finance company, CLC is subject to regulation by the Commissioner of Insurance of the State of Georgia, also known as the Georgia Industrial Loan Commissioner (the "Commissioner"), pursuant to the Georgia Industrial Loan Act (the "GILA"). CLC is required to file certain reports and such additional information as the Commissioner may require pursuant to the GILA, and is subject to periodic examinations of its books, accounts, and records by the Commissioner's duly authorized representatives. Each office of CLC is licensed by the Commissioner separately, and, if CLC wishes to move an office within a county, written notice must be given to the Commissioner supplying facts and circumstances showing how the removal to a new location will promote the convenience and advantage of that community. Licenses must be renewed on an annual basis. CLC may loan any sum of money not to exceed $3,000 for a period not to exceed 36 months and 15 days and may charge, contract for, collect, and receive interest and fees on said loans, pursuant to the GILA.

     As a subsidiary of the Company, CLC also is subject to examination by the Federal Reserve pursuant to the BHCA and by the Georgia Department pursuant to the FICG. The Federal Reserve and the Georgia Department also may make examinations of CLC.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------


     The Company operates from an office in Paulding County, which is adjacent to the Bank's main office. The Company owns the land and building, which was built in 2000 and contains approximately 9,600 square feet. The facility is located at 342 Marietta Highway in Hiram, Georgia. Fairgreen Capital L.P. d/b/a Northside Realty leases 2,627 square feet of the space for a total annual rent amount of $39,405.

     The Bank operates from a main office and four branch offices in Paulding and Cobb Counties in Georgia. The main office, built in 1988 and located at 3844 Atlanta Highway in Hiram, Georgia, contains approximately 16,000 square feet. The Bank owns the land and the building at this location. CashTrans leases office space in Dallas, Georgia. CLC leases office space in the Georgia cities of Woodstock, Rockmart, Rossville, Gainesville, Dalton, Rome, Dahlonega, and Cartersville.

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

     At December 31, 2000, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by the Company was $4,952,767. Data processing services are provided by an outside service bureau.

     The Company believes that its facilities are adequate and suitable for the Company's current business and its anticipated business for the foreseeable future.

     The Company is unaware of any potential environmental liability that it may incur in connection with any properties or other assets owned by it.

     None of the properties owned by the Company or the Bank are subject to encumbrances.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2000.



                                    PART II
                                    -------


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------

     The Company's Common Stock is listed on the over-the-counter bulletin board with the symbol CTFV. Morgan Keegan & Company, Inc. (Morgan Keegan) acts as a market maker for the Company's Common Stock. There was no established trading market for the Company's Common Stock in 2000. During the year ended December 31, 2000, the Company believes that the trading prices of the Company's Common Stock have ranged between $8.75 and $9.50 per share.

     The Company paid cash dividends on its Common Stock of $.12 per share to stockholders in both 2000 and 1999, respectively, and the Company paid cash dividends on its Common Stock of $.04 per share to stockholders of record as of February 7, 2001. In December 1999, the Board of Directors declared a 2 for 1 stock split in the form of a stock dividend to shareholders of record on January 18, 2000, therefore, all per share amounts have been changed to reflect the stock split as if it had occurred prior to 1999. The payment of dividends by the Company, however, is at the discretion of the Board of Directors and is effectively limited by the Company's regulators.

     The Company had 797 shareholders of record as of March 20, 2001.

     The Company's ability to pay dividends is dependent on dividends paid by the Bank, if any. Additionally, Georgia law imposes certain restrictions on the payment of cash dividends by the Bank. See "Item 1. Business - Supervision and Regulation."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------


Selected Consolidated Financial Data
------------------------------------


     The selected annual consolidated financial data set forth below under the headings "Balance Sheet Data" and "Statement of Earnings Data" are derived from the audited consolidated financial statements of the Company and its subsidiaries. The information below should be read in conjunction with the audited financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth elsewhere herein.


                                                   2000          1999          1998         1997         1996
                                                   ----          ----          ----         ----         ----
Balance Sheet Data
Total assets                                156,548,950   131,742,794   107,528,272   91,904,781   85,203,618
Loans, net                                  107,643,851    88,256,999    73,504,927   56,359,625   48,712,195
Deposits                                    120,165,637   104,412,264    86,906,529   81,981,103   76,897,761
Stockholders equity                          15,895,324    14,763,404    13,971,203    7,869,832    6,877,876

Statement of Earnings Data
Net interest income                           7,568,145     6,808,173     5,508,099    4,719,701    4,187,352
Provision for loan losses                       591,010       695,062       336,243      204,270      197,841
Noninterest income                            2,332,303     1,856,200     1,578,958    1,203,961    1,151,183
Noninterest expense                           7,868,936     6,866,150     4,985,623    4,236,313    3,575,171
Net earnings                                  1,070,392       862,538     1,259,896    1,038,807    1,057,884
Basic earnings per share/(1)/                      0.45          0.37          0.65         0.62         0.63
Diluted earnings per share/(1)/                    0.43          0.35          0.63         0.59         0.62

Asset Quality Ratios
Nonperforming assets to total assets/(2)/          0.74%         0.88%         0.73%        0.62%        0.20%
Net chargeoffs to average loans                    0.25%         0.42%         0.35%        0.17%        0.15%
Allowance for loan losses to total loans           1.53%         1.51%         1.26%        1.45%        1.44%
Allowance for loan losses to
   nonperforming assets/(2)/                     144.54%       117.29%       118.41%      145.07%      420.00%

Key Performance Ratios
Return on average assets                           0.74%         0.73%         1.28%        1.19%        1.39%
Return on average equity                           7.02%         6.02%        12.50%       14.44%       16.65%
Net interest margin                                5.66%         6.20%         6.00%        5.93%        5.89%
Net interest spread                                4.96%         5.36%         5.18%        5.17%        5.23%
Average equity to average assets                  10.53%        12.15%        10.23%        8.27%        8.32%
Noninterest expense to average assets              5.43%         5.83%         5.06%        4.88%        4.67%
Efficiency ratio/(3)/                             79.48%        79.25%        70.35%       71.52%       66.97%
Dividends per share/(1)/                           0.12          0.12          0.12         0.12         0.12
Dividend payout ratio                             26.82%        33.28%        16.71%       20.20%       19.77%

___________________________________
/(1)/ In December 1999, the Board of Directors declared a 2 for 1 stock split in the form of a stock dividend to shareholders of record on January 18, 2000. All per share amounts have been changed to reflect the stock split as if it had occurred December 31, 1995.
/(2)/ Nonperforming assets have been restated prior to 2000 to include accruing loans which are contractually past due 90 days or more.
/(3)/ The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

Management's Discussion and Analysis
------------------------------------
Of Financial Condition and Results of Operations

Overview

     Management's discussion and analysis of financial condition and results of operations analyzes the material changes in the consolidated balance sheets and statements of earnings presented herein for Community Trust Financial Services Corporation (the "Company"). The consolidated financial information includes the financial condition and results of operations, for all periods presented, of the Company and its wholly-owned subsidiaries, Community Trust Bank (the "Bank"), Metroplex Appraisals, Inc. ("Metroplex"), and Community Loan Company ("CLC"). The Company owns a 49% interest in Cash Transactions, L.L.C. ("CashTrans") which is treated as an unconsolidated subsidiary for financial reporting purposes, and, accordingly, the Company's interest is reflected in the consolidated financial statements at its proportionate share.

     At December 31, 2000, the Company had consolidated total assets of $156,548,950 as compared to $131,742,794 at December 31, 1999, primarily due to growth in the Bank's assets. Stockholders' equity increased approximately 7.67% to $15,895,324 or $6.63 per share at December 31, 2000, as compared to stockholders' equity of $14,763,404 or $6.19 per share at December 31, 1999. Stockholders' equity increased primarily due to comprehensive income of $1,349,602. For the year ended December 31, 2000, the Company's comprehensive income consisted of $1,070,392 in net earnings and a $279,210 gain in other comprehensive income, which is composed of changes in the unrealized gain or loss on securities available for sale, net of tax. The Company's net interest income for the year ended December 31, 2000, increased approximately 11.16% or $759,972 from its net interest income for the year ended December 31, 1999. The Company's net earnings increased 24.10% from $862,538 for the year ended December 31, 1999 to $1,070,392 for the year ended December 31, 2000, while its basic earnings per share (based on the weighted average number of shares outstanding during the year) increased from $0.37 to $0.45. This increase in earnings growth compared to growth in net interest income was attributable primarily to a 25.65% increase in noninterest income that resulted largely from
(i) an increase in miscellaneous income primarily due to the Bank's sale of other investments which resulted in a gain of $154,813, (ii) an increase of $179,862 in insurance commissions which is primarily due to growth in CLC's insurance commissions, and (iii) an increase of $106,047 in the Bank's mortgage banking income.

     For the year ended December 31, 2000, the Bank recorded net earnings of $1,455,356, an increase of 20.68% or $249,435 from the year ended December 31, 1999, which is primarily due to an increase in the Bank's net interest income. For the year ended December 31, 2000, CLC recorded net earnings of $68,180. For the year ended December 31, 2000, CashTrans experienced a loss of $303,391, primarily due to increased salary cost. Under the equity method of accounting, 49% of this loss, or $148,662, is reflected in the Company's noninterest income for the year ended December 31, 2000.

     Management is pleased with the Company's results for 2000. While it is true that the Company's results of operations for 2000 were adversely affected by CashTrans' losses, these losses were consistent with management's expectations due to the subsidiary's swift growth during 2000. CashTrans may continue to experience losses as that company strives to gain market share in its industry. Management believes that while it may be typical for companies to experience some temporary loss in earnings during times of very concentrated growth, this same growth is necessary for the long-term success of the Company.

     The Company's results of operations are primarily dependent upon the Bank's results of operations. The Bank represents 96.03% and 87.08%, respectively, of the Company's total assets and total revenues at December 31, 2000, as compared to 96.14% and 86.50%, respectively, of the Company's total assets and total revenues at December 31, 1999. The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Company primarily in U.S. Government and agency obligations and obligations of various states and their political subdivisions. The Company's earnings are dependent primarily upon the Bank's net interest income, which is the difference between the interest income received from its assets (primarily loans and investment securities) and the interest expense (or "cost of funds") which it pays on its liabilities (primarily deposits). The Bank's profitability also is affected by such factors as noninterest income and expenses, the provision for loan losses and income tax expense. Noninterest income consists primarily of service charges on deposits and gains or losses on the sale of investment securities. Noninterest expenses consist of salaries and employee benefits, occupancy expenses, FDIC deposit insurance premiums and other operating expenses such as data processing costs, printing, postage and supplies, and professional fees.

     CLC began operations in September 1995 for the purpose of acquiring and operating consumer finance offices under the direction of the Company. In 1999, CLC conducted its operations from eleven offices located in Gainesville, Rockmart, Rossville, Dalton, Oakwood, Rome, Woodstock, Dahlonega, Griffin, and two in Cartersville, Georgia. During 2000, CLC sold assets consisting primarily of $351,292 in loans related to three consumer finance offices and recorded a total gain on the sale of $63,365. The first office sold was in Griffin, Georgia, which is located outside CLC's target geographic market area. During the third quarter, two offices were sold in the cities of Cartersville and Oakwood, Georgia, as both offices were located in close proximity to other offices of CLC. CLC presently operates from eight relatively small offices.
CLC represents 3.08% and 12.42%, respectively, of the Company's total assets and total revenues at December 31, 2000, as compared to 3.67% and 11.16%, respectively, of the Company's total assets and total revenues at December 31, 1999. CLC's net profit was $68,180 for 2000, including the gain on the assets previously discussed. Management believes that CLC represents a prudent and, ultimately, profitable means of diversifying the Company's business lines and that CLC represents a significant long-term growth opportunity for the Company.

     CashTrans was formed in 1997 as a joint venture between the Company and JRH Diversified, Inc. to engage in the business of providing retail establishments (primarily convenience stores) with automated teller machines that are owned by CashTrans and that dispense cash or cash equivalents. In 1999, CashTrans diversified its business into selling the same types of machines to retail establishments, if the retailer so desires. While CashTrans remains focused on placing its machines in space which is strategically located to encourage transactions, CashTrans will sell machines, thereby earning income on the sales and on future maintenance of the machines. CashTrans represents 0.37% and 5.46%, respectively, of the Company's total assets and total revenues at

December 31, 2000, as compared to 0.50% and 6.13%, respectively, of the Company's total assets and total revenues at December 31, 1999. Because CashTrans was initially capitalized with only $100,000, $49,000 of which represented the Company's investment, the cumulative loss of $692,388 experienced by CashTrans made it insolvent at the end of 2000. The relatively small initial capitalization of CashTrans reflects the desire of the Company and JRH Diversified, Inc. to fund CashTrans' operations with debt financing rather than equity contributions. CashTrans provides a network of cash outlets throughout the Southeast, allowing the Bank a competitive advantage in its market through a branding agreement between the two affiliates. Additionally, CashTrans has experienced success in the growth of its franchise, and management expects continued success in marketing CashTrans' services. Management believes that CashTrans represents a prudent and, ultimately, profitable investment for the Company as well as a significant long-term growth opportunity for the Company.

     Metroplex, a wholly-owned subsidiary of the Company, was formed in 1992 as an appraisal service company. Metroplex performs appraisals of residential and commercial properties located in Paulding, Bartow, Polk, Harralson, Floyd, Cobb, Douglas, and Cherokee counties, Georgia. Metroplex represents 0.02% and 1.09%, respectively, of the Company's total assets and total revenues at December 31, 2000, as compared to 0.03% and 1.83%, respectively, of the Company's total assets and total revenues at December 31, 1999. Net earnings of Metroplex for the year ended December 31, 2000, were $5,019, as compared to $14,153 in net earnings for the year ended December 31, 1999. Metroplex does not have a significant impact on the consolidated results of operations of the Company and management does not anticipate that its impact will be significant in future periods. Management believes that Metroplex represents a desirable activity for the Company to be engaged in because, among other things, Metroplex requires the commitment by the Company of relatively modest resources and enables the Bank to receive reliable appraisals in connection with residential real estate loans originated by the Bank.


Results of Operation
Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Interest Income

     Net interest income is a function of (1) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the "interest rate spread") and (2) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

     The Company's net interest income increased approximately 11.16% to $7,568,145 for the year ended December 31, 2000, as compared to $6,808,173 for the year ended December 31, 1999, primarily due to an increase in earning assets. Interest income increased approximately 25.54% to $13,194,789 for 2000, as compared to $10,510,818 for 1999, due primarily to an approximate 20.96% increase in the average loan portfolio for 2000 as compared to 1999. Interest expense increased approximately 51.96% to $5,626,644 for 2000, as compared to $3,702,645 for 1999, due primarily to an approximate 29.81% increase in the average amount of interest-bearing deposits and liabilities of the Company.

     The Company's average earning assets for the year ended December 31, 2000 were $133,263,936, having a weighted average yield of 9.87%, resulting in a net interest margin of 5.66% for 2000. This compares to average earning assets for the year ended December 31, 1999 of $109,872,183, having a weighted average yield of 9.57%, resulting in a net interest margin of 6.20% for 1999. The decrease in net interest margin is attributable primarily to the increase in the Company's cost of funds from 4.21% for the year ended December 31, 1999 to 4.91% for the year ended December 31, 2000.

Provision for Loan Losses

     The Company loses interest income due to non-performing assets, defined as loans placed on non-accrual status, accruing loans which are contractually past due ninety days or more, real estate acquired through foreclosure, and property acquired through repossession. Management considers the Company's level of non-performing assets to be at an acceptable level. The Company's non-performing assets totaled $1,160,911, or 0.74% of total assets as of December 31, 2000, as compared to $1,156,627, or 0.88% of total assets as of December 31, 1999.

     The Georgia Department of Banking and Finance (the "Department"), the Bank's primary regulatory authority, requires the Bank to maintain a loan loss allowance of not less than one percent of all outstanding loans. This allowance is used to cover future loan losses. During 2000, the Company sustained $254,731 in net loan losses as compared to $349,898 in net losses in 1999. Both the Bank and CLC maintain an allowance for loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances, net charge-offs, delinquencies, and management's assessment of the quality of the loan portfolio and general economic conditions. The Company's provision for loan losses was $591,010 for the year ended December 31, 2000, as compared to $695,062 for the year ended December 31, 1999. The Company's loan loss allowance was $1,677,936, or 1.53% of outstanding loans, as of December 31, 2000, as compared to $1,356,649, or 1.51% of outstanding loans, as of December 31, 1999. No material loss is anticipated on non-accrual or restructured loans, therefore no specific reserves or writedowns were considered necessary by management as of December 31, 2000.

Noninterest Income

     Total noninterest income, consisting of service charges on deposits, appraisal fees, credit life insurance commissions, mortgage banking income, loss in CashTrans and other miscellaneous income, increased approximately 25.65% to $2,332,303 for the year ended December 31, 2000, as compared to total noninterest income of $1,856,200 for the year ended December 31, 1999. The increase in noninterest income resulted primarily from (i) an increase in miscellaneous income primarily due to the Bank's sale of other investments which resulted in a gain of $154,813, (ii) an increase of $179,862 in insurance commissions which is primarily due to growth in CLC's insurance commissions, and
(iii) an increase of $106,047 in the Bank's collection of mortgage origination fees related to its mortgage division.

Noninterest Expenses

     Noninterest expenses, consisting of salaries and employee benefits, occupancy and other miscellaneous expenses, increased approximately 14.60% to $7,868,936 for 2000, as compared to $6,866,150 for 1999. This increase is attributable primarily to a 20.95% increase in salaries and employee benefits caused by the Company's need for additional human resources due to the growing customer base of the Bank and CLC, as well as routine salary increases. Additionally, pressures on employment costs in the Company's primary market areas have caused some increase in salaries and benefits in order to attract and retain key employees. Occupancy expense increased by approximately $289,136, or 28.18%, for the year ended December 31, 2000, as compared to the same period in 1999, primarily due to costs of the Bank's branches.

Income Tax Expense

     Total income tax expense for the year ended December 31, 2000 was $370,110 as compared to $240,623 for the year ended December 31, 1999. The effective tax rate increased from 21.81% at December 31, 1999 to 25.69% at December 31, 2000. This increase was due primarily to relatively flat tax-exempt interest income earned by the Bank while there was a 30.58% increase in the Company's earnings before income taxes.


Results of Operation
Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Earnings

     The Company's net earnings for 1999 were $862,538, an approximate 31.54% decrease from net earnings of $1,259,896 for 1998. The decrease in earnings was attributable primarily to the Company's 37.72% increase in noninterest expense that resulted largely from the Bank's and CLC's increased overhead expenses, and provision for loan losses made by CLC and the Bank.

Net Interest Income

     The Company's net interest income increased approximately 23.60% to $6,808,173 for the year ended December 31, 1999, as compared to $5,508,099 for the year ended December 31, 1998. Interest income increased approximately 19.48% to $10,510,818 for 1999, as compared to $8,797,172 for 1998, due primarily to an approximate 29.52% increase in the average loan portfolio for 1999 as compared to 1998. Interest expense increased approximately 12.57% to $3,702,645 for 1999, as compared to $3,289,073 for 1998, due primarily to an approximate 18.02% increase in the average amount of interest-bearing deposits and liabilities of the Company.

     The Company's average earning assets for the year ended December 31, 1999 were $109,872,183, having a weighted average yield of 9.57%, resulting in a net interest margin of 6.20% for 1999. This compared to average earning assets for the year ended December 31, 1998 of $91,737,570, having a weighted average yield of 9.59%, resulting in a net interest margin of 6.00% for 1998. The increase in net interest margin was attributable primarily to the decrease in the

Company's cost of funds from 4.41% for the year ended December 31, 1998 to 4.21% for the year ended December 31, 1999.

Provision for Loan Losses

     The Company's non-performing assets totaled $1,156,627, or 0.88% of total assets as of December 31, 1999, as compared to $789,841, or 0.73% of total assets as of December 31, 1998. The increase in non-performing assets from 1998 to 1999 was attributable primarily to an increase in CLC's loans that were contractually past due ninety days or more. Typically, consumer finance companies may experience a higher ratio of past due loans than a banking institution. CLC's loan portfolio had grown from 2.60% of the Company's entire loan portfolio at December 31, 1998 to 4.31% at December 31, 1999, therefore management considered the increase in non-performing assets as a percentage of total assets to be reasonable. CLC's non-performing assets increased by 124.25% as compared to a 99.49% increase in its loan portfolio during 1999.

     The Department, the Bank's primary regulatory authority, requires the Bank to maintain a loan loss allowance of not less than one percent of all outstanding loans. This allowance is used to cover future loan losses. During 1999, the Company sustained $349,898 in net loan losses as compared to $230,241 in net losses in 1998. Although CLC's net loan losses increased to $243,199 as of December 31, 1999, as compared to $77,757 as of December 31, 1998, management considered the level of loan losses to be acceptable due to the 99.49% increase in CLC's loan portfolio during 1999 and management's strengthened policy regarding treatment of past due loans. The Company's provision for loan losses was $695,062 for the year ended December 31, 1999, as compared to $336,243 for the year ended December 31, 1998. The Company's loan loss allowance was $1,356,649, or 1.51% of outstanding loans, as of December 31, 1999.

Noninterest Income

     Total noninterest income, consisting of service charges on deposits, appraisal fees, credit life insurance commissions, securities gains, loss in CashTrans and other miscellaneous income, increased approximately 17.56% to $1,856,200 for the year ended December 31, 1999, as compared to total noninterest income of $1,578,958 for the year ended December 31, 1998. The increase in noninterest income resulted primarily from (i) an increase of $83,476 in insurance commissions collected which was primarily due to the growth of CLC's customer base, (ii) an increase of $69,423 in the Bank's income derived from service charges and fees which was primarily due to the growth of the Bank's customer base, (iii) an increase of $66,346 in the Bank's collection of mortgage origination fees related to its mortgage division which was formed in 1998, and (iv) a $49,765 decrease in the Company's equity in the loss of its unconsolidated subsidiary, CashTrans.

Noninterest Expenses

     Noninterest expenses, consisting of salaries and employee benefits, occupancy and other miscellaneous expenses, increased approximately 37.72% to $6,866,150 for 1999, as compared to $4,985,623 for 1998. This increase was attributable primarily to a 39.96% increase in salaries and employee benefits caused by the Company's need for additional human resources due to the growing customer base of the Bank and CLC, as well as routine salary increases. Additionally, pressures on employment costs in the Company's primary market areas had caused some increase in salaries and benefits in order to attract and retain key employees. Occupancy expense increased by approximately $309,687, or 43.22%, for the year ended December 31, 1999, as compared to the same period in 1998, primarily due to increases in depreciation, rent, and telephone expense associated with the Bank's addition of a full service branch in Cobb County and CLC's addition of seven offices. Other operating expense increased by approximately $493,251, or 31.37%, for the year ended December 31, 1999, as compared to the same period in 1998, primarily due to increased expenses related to the expansion in the Bank and CLC such as advertising, software costs, telephone expense, and consulting fees.

Income Tax Expenses

     Total income tax expense for the year ended December 31, 1999 was $240,623 as compared to $505,295 for the year ended December 31, 1998. The effective tax rate decreased from 28.63% to 21.81% at December 31, 1999 as compared to December 31, 1998. This decrease was due primarily to the 21.45% increase in tax-exempt interest income earned by the Bank while there was a 37.50% decrease in the Company's earnings before income taxes.


Capital Resources and Liquidity

     Historically, the principal sources of funds for the Company have been deposits, repayments of loans, other borrowings, and cash received from maturities and sales of securities. In 2000, the Company received $15,753,373 in net increases of demand, savings, and time deposits and $6,874,899 from maturities and sales of securities. In 2000, the Bank also borrowed $5,000,000 from the Federal Home Loan Bank, which is collateralized by securities held in the Bank's investment portfolio that were purchased with the funds. Management has chosen to employ this investment growth strategy in order to maximize the Bank's earnings opportunities over the next five years, while maintaining a conservative risk position.

     Uses of funds in 2000 included: $287,074 paid in dividends to Company shareholders, $1,650,000 in the purchase of cash value life insurance policies, and $1,547,003 in additions to premises and equipment. The net change in the Company's loans was an increase of $20,314,162 for 2000, and $10,327,028 in securities were purchased in 2000.

     Increases in the Bank's core deposits are expected to be the major source of funds provided during 2001. Management believes that deposit growth will continue at a moderate pace due to the Bank's expansion of its branch network into Cobb County. The Bank opened its second full-service branch in Cobb County at Battle Ridge in early 2000. Additionally, the Bank has an Internet branch via its website, where new customers may open a deposit account with little concern about geographic location. The Bank has partnered with a vendor which provides customers with a bill paying service and the ability to conduct funds transfers via a secure Internet connection. The Bank has implemented stringent security measures in order to provide the ease of Internet banking while maintaining safety measures deemed necessary by management. The Bank also subscribes to a service called QwickRate, which allows the Bank to publish its rates on certificates of deposits over an electronic billboard that may attract interested depositors throughout the U.S. The Bank may choose to seek deposits through this alternative source of funds if management determines that the choice meets the Company's asset and liability strategies. Management of the Bank sets the rates to be offered, which have been slightly higher than the rates paid on core deposits. The Bank utilized this service, selling $590,000 in these time deposits during the quarter ended December 31, 2000, with $5,105,045 outstanding in these time deposits for the year ended December 31, 2000. Additionally, a product offered by the Bank allows certain commercial customers the flexibility of employing funds that might otherwise remain in deposit balances to invest in repurchase agreements so that the customer may earn interest overnight. Securities sold under repurchase agreements totaled $6,302,165 at December 31, 2000. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth. The Bank also borrowed $5,000,000 from the Federal Home Loan Bank during 2000, which is collateralized by securities held in the Bank's investment portfolio. Management has chosen to employ this investment growth strategy in order to maximize the Bank's earnings opportunities over the next five years, while maintaining a conservative risk position.

     The Company is subject to regulatory capital requirements imposed by the Department and by the Board of Governors of the Federal Reserve System. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called Tier 1 capital. Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at December 31, 2000, was 10.71%, and its ratio of Tier 1 capital to risk weighted assets was 9.59%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at December 31, 2000, was 13.60%, and its ratio of Tier 1 capital to risk weighted assets was 12.35%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to total average assets (Tier 1 leverage ratio) of 4.0% to 5.0%, including the most highly rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier 1 leverage ratio required for the most highly rated banks and bank holding companies with no plans to expand. The Bank exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 7.44% as of December 31, 2000. The Company also exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 9.96% as of December 31, 2000. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

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

     The Bank maintains two lines of credit to borrow federal funds that total $5,300,000 in order to enhance liquidity. At December 31, 2000, the Bank had no funds borrowed on either of these lines of credit. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of credit available from the Federal Home Loan Bank fluctuates based on criteria set by that institution concerning the Bank's portfolio of loans secured by housing for one to four families. As of December 31, 2000, the Bank had $5,500,000 in borrowings outstanding under this facility, and no additional borrowings are available based on the Bank's loan portfolio. At December 31, 2000, the Bank had also borrowed $5,000,000 from the Federal Home Loan Bank, which is collateralized by securities held in the Bank's investment portfolio. Management has chosen to employ this investment growth strategy in order to maximize the Bank's earnings opportunities over the next five years, while maintaining a conservative risk position.

     The Company has a $3,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity.
As of December 31, 2000, the Company had $1,030,000 borrowed under this facility. Additionally, CLC established a $1,500,000 revolving credit facility with The Bankers Bank in July 1999, which is intended to provide a source of funds for the lending activities of that subsidiary. As of December 31, 2000, CLC had $715,921 in borrowed funds outstanding under this facility. As of July 1999, the operations of CashTrans are funded principally through a $1,000,000 credit facility with The Bankers Bank. As of December 31, 2000, CashTrans had $1,000,000 in borrowed funds outstanding under this facility. Under these revolving credit facilities with The Bankers Bank, interest only is due and payable on the first business day of each calendar quarter. The Company's credit facility (i) accrues interest at a floating rate equal to the "prime" rate of interest as published from time to time in The Wall Street Journal minus
                                                   -----------------------
1%, and (ii) the principal shall be paid in ten annual installments beginning July 2003. CLC's and CashTrans' credit facilities (i) accrue interest at a floating rate equal to the prime rate minus 0.75%, and (ii) are due in full on July 1, 2002. Amounts outstanding under the three credit facilities are guaranteed by the Company and collateralized by the stock in the Bank. CLC's loan is also collateralized by its loan receivables. CashTrans' loan is personally guaranteed by James R. Henderson, the principal of JRH Diversified, Inc.

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

ITEM 7.   Financial Statements
------------------------------


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders
Community Trust Financial Services Corporation

We have audited the accompanying consolidated balance sheets of Community Trust Financial Services Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Trust Financial Services Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                                     /s/Porter Keadle Moore, LLP


Atlanta, Georgia
February 2, 2001

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                          Consolidated Balance Sheets

                          December 31, 2000 and 1999

                                    Assets
                                    ------

                                                                            2000             1999
                                                                            ----             ----
Cash and due from banks, including reserve
   requirements of $665,000 and $678,000                              $   5,653,743        4,206,134
Federal funds sold                                                        2,010,000        4,590,000
                                                                      -------------     ------------
         Cash and cash equivalents                                        7,663,743        8,796,134

Securities available for sale                                            30,047,659       26,111,751
Other investments                                                         1,084,494        1,114,671
Loans, net                                                              107,643,851       88,256,999
Premises and equipment                                                    4,952,767        3,994,220
Intangible assets, net                                                      630,849          851,518
Accrued interest receivable and other assets                              4,525,587        2,617,501
                                                                      -------------     ------------

                                                                      $ 156,548,950      131,742,794
                                                                      -------------     ------------
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Deposits:
   Demand                                                             $  14,316,455       13,604,854
   Interest-bearing demand                                               19,637,347       18,832,836
   Savings                                                               15,182,532       14,906,486
   Time                                                                  45,946,370       36,983,824
   Time, in excess of $100,000                                           25,082,933       20,084,264
                                                                      -------------     ------------

         Total deposits                                                 120,165,637      104,412,264

Securities sold under repurchase agreements                               6,302,165        4,880,864
Accrued interest payable and other liabilities                            1,939,903        1,396,262
Other borrowings                                                         12,245,921        6,290,000
                                                                      -------------     ------------

         Total liabilities                                              140,653,626      116,979,390
                                                                      -------------     ------------
Commitments

Stockholders' equity:
   Common stock, par value $2.50, authorized 10,000,000
      shares, issued and outstanding 2,398,169 and 2,383,550 shares       5,995,422        5,958,875
   Additional paid-in capital                                             3,885,322        3,852,477
   Retained earnings                                                      5,920,170        5,136,852
   Accumulated other comprehensive income (loss), net of tax                 94,410         (184,800)
                                                                      -------------     ------------

         Total stockholders' equity                                      15,895,324       14,763,404
                                                                      -------------     ------------

                                                                      $ 156,548,950      131,742,794
                                                                      -------------     ------------

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                      Consolidated Statements of Earnings

             For the Years Ended December 31, 2000, 1999 and 1998

                                                                         2000            1999             1998
                                                                         ----            ----             ----
Interest income:
   Interest and fees on loans                                       $ 11,177,185       9,008,346       7,266,861
   Interest on federal funds sold                                        249,573         191,178         243,472
   Interest and dividends on investment securities:
     U.S. Treasuries                                                       5,667         103,512         266,019
     U.S. Government agencies and mortgage backed                      1,257,937         775,169         671,141
     State, county and municipal                                         367,420         359,484         311,313
     Other                                                               137,007          73,129          38,366
                                                                    ------------     -----------     -----------

              Total interest income                                   13,194,789      10,510,818       8,797,172
                                                                    ------------     -----------     -----------
Interest expense:
   Interest on deposits:
     Demand                                                              448,118         391,107         408,200
     Savings                                                             349,132         346,946         371,969
     Time                                                              2,503,260       1,514,435       1,312,184
     Time in excess of $100,000                                        1,402,127       1,035,576         932,577
  Other interest                                                         924,007         414,581         264,143
                                                                    ------------     -----------     -----------

              Total interest expense                                   5,626,644       3,702,645       3,289,073
                                                                    ------------     -----------     -----------

              Net interest income                                      7,568,145       6,808,173       5,508,099

Provision for loan losses                                                591,010         695,062         336,243
                                                                    ------------     -----------     -----------

              Net interest income after provision for loan losses      6,977,135       6,113,111       5,171,856
                                                                    ------------     -----------     -----------

Noninterest income:
   Service charges on deposit accounts                                 1,036,532       1,009,684         940,261
   Appraisal fees                                                        139,498         179,087         157,737
   Insurance commissions                                                 555,177         375,315         291,839
   Mortgage banking income                                               250,755         144,708          78,362
   Gain (loss) on sales of securities available for sale                     -               -            46,499
   Equity in loss of unconsolidated subsidiary                          (148,662)        (14,849)        (64,614)
   Miscellaneous                                                         499,003         162,255         128,874
                                                                    ------------     -----------     -----------

              Total noninterest income                                 2,332,303       1,856,200       1,578,958
                                                                    ------------     -----------     -----------

Noninterest expense:
   Salaries and employee benefits                                      4,564,983       3,774,337       2,696,748
   Occupancy                                                           1,315,316       1,026,180         716,493
   Other operating                                                     1,988,637       2,065,633       1,572,382
                                                                    ------------     -----------     -----------

              Total noninterest expense                                7,868,936       6,866,150       4,985,623
                                                                    ------------     -----------     -----------

              Earnings before income taxes                             1,440,502       1,103,161       1,765,191

Income taxes                                                             370,110         240,623         505,295
                                                                    ------------     -----------     -----------
              Net earnings                                          $  1,070,392         862,538       1,259,896
                                                                    ============     ===========     ===========
Basic earnings per share                                            $       0.45            0.37            0.65
                                                                    ============     ===========     ===========
Diluted earnings per share                                          $       0.43            0.35            0.63
                                                                    ============     ===========     ===========

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION


                Consolidated Statements of Comprehensive Income

             For the Years Ended December 31, 2000, 1999 and 1998

                                                                         2000          1999           1998
                                                                         ----          ----           ----
Net earnings                                                          $1,070,392      862,538      1,259,896
                                                                      ----------     --------      ---------
Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale               450,099     (792,829)       308,015
   Income tax effect on gain (loss)                                      170,889     (300,958)       117,046
                                                                      ----------     --------      ---------
Unrealized gain (loss) arising during the year, net of tax               279,210     (491,871)       190,969
                                                                      ----------     --------      ---------

   Less:  Reclassification adjustment for gain (loss)
         included in net earnings                                              -            -         46,499
    Income tax effect on reclassification adjustments                          -            -         17,670
                                                                      ----------     --------      ---------
Reclassification adjustment for gain (loss)
     included in net earnings, net of tax                                      -            -         28,829
                                                                      ----------     --------      ---------
Other comprehensive income                                               279,210     (491,871)       162,140
                                                                      ----------     --------      ---------

Comprehensive income                                                  $1,349,602      370,667      1,422,036
                                                                      ----------     --------      ---------

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

          Consolidated Statements of Changes in Stockholders' Equity

             For the Years Ended December 31, 2000, 1999 and 1998


                                                                                                        Accumulated
                                                                                                           Other
                                                                           Additional                  Comprehensive
                                                    Common Stock            Paid-In       Retained     Income (Loss),
                                                --------------------
                                                Shares        Amount        Capital       Earnings      Net of Tax       Total
                                                ------        ------        -------       --------      ----------       -----
Balance, December 31, 1997                     1,682,648   $ 4,206,620         6,292      3,511,989        144,931      7,869,832

Net earnings                                           -             -             -      1,259,896              -      1,259,896

Cash dividends declared ($0.12 per share)              -             -             -       (210,502)             -       (210,502)

Net proceeds from issuance of common stock       588,236     1,470,590     3,351,072              -              -      4,821,662

Exercise of stock options, net of                 25,272        63,180         4,995              -              -         68,175
repurchases

Change in accumulated other comprehensive
   income (loss), net of tax                           -             -             -              -        162,140        162,140
                                               ---------   -----------     ---------     ----------      ---------    -----------

Balance, December 31, 1998                     2,296,156     5,740,390     3,362,359      4,561,383        307,071     13,971,203


Net earnings                                           -             -             -        862,538              -        862,538

Cash dividends declared ($0.12 per share)              -             -             -       (287,069)             -       (287,069)

Issuance of common stock to acquire assets        81,660       204,150       489,960              -              -        694,110

Exercise of stock options, net of                  5,734        14,335        (7,227)             -              -          7,108
repurchases

Tax benefit of nonqualified stock options              -             -         7,385              -              -          7,385

Change in accumulated other comprehensive
   income (loss), net of tax                           -             -             -              -       (491,871)      (491,871)
                                               ---------   -----------     ---------     ----------      ---------    -----------

Balance, December 31, 1999                     2,383,550     5,958,875     3,852,477      5,136,852       (184,800)    14,763,404

Net earnings                                           -             -             -      1,070,392              -      1,070,392

Cash dividends declared ($0.12 per share)              -             -             -       (287,074)             -       (287,074)

Exercise of stock options, net of                 14,619        36,547           116              -              -         36,663
repurchases

Tax benefit of nonqualified stock options              -             -        32,729              -              -         32,729

Change in accumulated other comprehensive
   income (loss), net of tax                           -             -             -              -        279,210        279,210
                                               ---------   -----------     ---------     ----------      ---------    -----------
Balance, December 31, 2000                     2,398,169   $ 5,995,422     3,885,322      5,920,170         94,410     15,895,324
                                               =========   ===========     =========      =========         ======     ==========

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                     Consolidated Statements of Cash Flows

             For the Years Ended December 31, 2000, 1999 and 1998

                                                                             2000             1999           1998
                                                                             ----             ----           ----
Cash flows from operating activities:
Net earnings                                                           $  1,070,392         862,538       1,259,896
   Adjustments to reconcile net earnings to net cash provided by operating activities, net of effect of acquisitions:
       Depreciation, amortization and accretion                             685,581         540,838         413,461
       Provision for loan losses                                            591,010         695,062         336,243
       Provision for deferred income taxes                                 (243,324)       (192,413)        (19,182)
       Equity in loss of unconsolidated subsidiary                          148,662          14,849          64,614
       Gain on sales of securities available for sale                             -               -         (46,499)
       Gain on sales of other investments                                  (154,813)              -               -
       Loss (gain) on sale of other real estate                               7,633          (8,772)        (22,797)
       Loss (gain) on sale of fixed assets                                  (15,663)          6,579               -
       Gain on sale of loans                                                (63,365)              -               -
       Change in:
         Interest receivable                                               (320,381)          1,598        (188,792)
         Other assets                                                      (216,362)        (91,187)       (324,119)
         Cash surrender value of life insurance                            (103,063)         (3,682)              -
         Interest payable                                                   404,685         102,850          83,321
         Other liabilities                                                  171,685         150,255        (186,627)
                                                                       ------------    ------------    ------------
              Net cash provided by operating activities                   1,962,677       2,078,515       1,369,519
                                                                       ------------    ------------    ------------
Cash flows from investing activities, net of effect of acquisitions:
   Proceeds from sales of securities available for sale                           -               -       5,451,852
   Proceeds from calls and maturities of securities
     available for sale                                                   6,874,899       5,585,083       6,025,432
   Purchases of securities available for sale                           (10,327,028)    (11,024,640)     (9,609,839)
   Purchases of other investments                                          (210,500)       (195,271)       (618,300)
   Proceeds from sale of other investments                                  395,490               -               -
   Purchase of cash value life insurance policies                        (1,650,000)       (500,000)              -
   Acquisition of assets                                                          -        (821,919)              -
   Proceeds from sale of loans and related goodwill                         551,444               -               -
   Net increase in loans                                                (20,314,162)    (14,712,242)    (17,702,926)
   Purchases of premises and equipment                                   (1,547,003)     (1,951,648)       (381,161)
   Construction in process                                                        -        (211,728)              -
   Improvements to other real estate                                              -               -         (54,101)
   Proceeds from sale of other real estate                                  184,353          83,030         250,530
   Proceeds from sales of premises and equipment                             67,255           2,245               -
                                                                       ------------    ------------    ------------
              Net cash used by investing activities                     (25,975,252)    (23,747,090)    (16,638,513)
                                                                       ------------    ------------    ------------
Cash flows from financing activities:
   Net change in deposits                                                15,753,373      17,505,735       4,925,426
   Net change in securities sold under repurchase agreements              1,421,301       4,880,864               -
   Net proceeds from FHLB advances                                        5,000,000               -       5,500,000
   Net change in other borrowings                                           955,921         790,000        (800,000)
   Net proceeds from issuance of common stock                                     -               -       4,821,662
   Proceeds from exercise of stock options, net of repurchases               36,663           7,108          68,175
   Cash dividends paid                                                     (287,074)       (287,069)       (210,502)
                                                                       ------------    ------------    ------------
              Net cash provided by financing activities                  22,880,184      22,896,638      14,304,761
                                                                       ------------    ------------    ------------
Net change in cash and cash equivalents                                  (1,132,391)      1,228,063        (964,233)
Cash and cash equivalents at beginning of year                            8,796,134       7,568,071       8,532,304
                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year                               $  7,663,743       8,796,134       7,568,071
                                                                       ============    ============    ============

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                     Consolidated Statements of Cash Flows

             For the Years Ended December 31, 2000, 1999 and 1998

                                                                           2000           1999          1998
                                                                           ----           ----          ----
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
        Interest                                                        $5,221,959      3,599,795     3,205,752
        Income taxes                                                    $  362,500        430,000       542,000
    Noncash investing and financing activities:
      Change in accumulated other comprehensive income
            (loss), net of tax                                          $  279,210       (491,871)      162,140
      Transfers of loans to other real estate                           $        -        238,495       221,381
      Stock issued to acquire assets                                    $        -        694,110             -
      Tax benefit of nonqualified stock options                         $   32,729          7,385             -

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                  Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

     Basis of Presentation and Reclassification
     ------------------------------------------
     The consolidated financial statements include the accounts of Community Trust Financial Services Corporation (the "Company"), its wholly-owned subsidiaries, Community Trust Bank (the "Bank"), Metroplex Appraisals, Inc. ("Metroplex"), and Community Loan Company ("CLC"). On December 31, 1998, the Company purchased the 25% minority interest in CLC for $8,574. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

     The Company's business is primarily conducted by its subsidiaries. The Company is subject to regulation under the Bank Holding Company Act of 1956.

     The Bank commenced business in 1988 upon receipt of its banking charter from the State of Georgia Department of Banking and Finance (the "DBF"). The Bank is primarily regulated by the DBF and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies. The Bank provides a full range of commercial and consumer banking services in Paulding and Cobb counties in Georgia.

     Metroplex was formed in 1992 as an appraisal service company. CLC was incorporated in 1995 for the purpose of acquiring and operating existing consumer finance companies under the direction of the Company. The operations of CLC, located in the Georgia cities of Rockmart, Rossville, Gainesville, Woodstock, Cartersville, Dahlonega, Dalton and Rome, are funded principally through a line of credit arrangement with another financial institution.

     In May 1997, the Company entered into a joint venture to establish a nonbank subsidiary, Cash Transactions, L.L.C. ("CashTrans"), that sells, leases, and services automated teller machines. The Company owns 49% of the equity of CashTrans through an initial capital contribution of $49,000. Additionally, the Company and the Bank have loans to CashTrans totaling approximately $504,000 and $635,000 at December 31, 2000 and 1999, respectively. The joint venture is accounted for using the equity method of accounting.

     The accounting principles followed by the Company and its subsidiaries, and the methods of applying these principles, conform with generally accepted accounting principles ("GAAP") and with general practices within the banking industry. In preparing financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in an operating cycle of one year include, but are not limited to, the determination of the allowance for loan losses, the valuation of any real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

     Cash and Cash Equivalents
     -------------------------
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

     Investment Securities
     ---------------------
     The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. At December 31, 2000 and 1999, the Company has classified all securities as available for sale.

     Securities available for sale consist of all investment securities not classified as trading securities or securities held to maturity and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

     A decline in the market value of any available for sale investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(1)  Summary of Significant Accounting Policies, continued

     Investment Securities, continued
     ---------------------
     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Other Investments
     -----------------
     Other investments include Federal Home Loan Bank ("FHLB") stock and other equity securities with no readily determinable fair value. These investment securities are carried at cost.

     Loans, Loan Fees and Allowance for Loan Losses
     ----------------------------------------------
     Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal amount outstanding, net of unearned interest and the allowance for loan losses. Interest on substantially all loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding. Loan fees, net of certain origination costs, are deferred and are being amortized over the lives of the respective loans.

     A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Interest income from impaired loans is recognized using the cash basis method of accounting.

     As a result of management's ongoing review of the loan portfolio, loans are placed on nonaccrual status generally when they are greater than 90 days past due. Exceptions are allowed for loans greater than 90 days past due when such loans are well collateralized and in process of collection.

     The Bank's provision for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For individually significant loans, management's review consists of evaluations of the financial strength of the borrowers and the related collateral. The review of groups of loans, which are individually insignificant, is based upon delinquency status of the group, lending policies and collection experience. This review is supplemented by an independent external loan review performed on an annual basis at the Bank.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank and CLC to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     Premises and Equipment
     ----------------------
     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are:

               Buildings and improvements          20 - 31 years
               Furniture and equipment              3 - 10 years

     Intangible Assets
     -----------------
     Intangible assets, arising from the excess of cost over the fair value of net assets acquired, is amortized on a straight-line basis over periods not exceeding 15 years. On an ongoing basis, management reviews the valuation and amortization periods of goodwill to determine if events and circumstances require the remaining lives to be reduced.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(1)  Summary of Significant Accounting Policies, continued

     Securities Sold Under Repurchase Agreements
     -------------------------------------------
     Repurchase agreements are treated as financing activities, and are carried at the amounts at which the securities will be repurchased as specified in the respective agreements.

     Income Taxes
     ------------
     Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for a portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.

     Mortgage Banking Income
     -----------------------
     The Company earns commissions from third party investors who fund residential mortgage loans for which the Company performs certain loan origination services. Accordingly, the loans are not funded or recorded by the Company and the commissions are recorded as they are earned as mortgage banking income.

     Net Earnings Per Share
     ----------------------
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                               Net              Common          Per Share
         For the Year Ended December 31, 2000                                Earnings           Shares           Amount
                                                                             --------           ------           ------
         Basic earnings per share                                         $ 1,070,392          2,385,361        $  0.45
                                                                                                                =======

         Effect of dilutive securities:
         Stock options                                                              -             86,870
                                                                          -----------          ---------
         Diluted earnings per share                                       $ 1,070,392          2,472,231        $  0.43
                                                                          ===========          =========        =======

                                                                               Net              Common          Per Share
         For the Year Ended December 31, 1999                                Earnings           Shares           Amount
                                                                             --------           ------           ------

         Basic earnings per share                                         $   862,538          2,345,338        $  0.37
                                                                                                                =======
         Effect of dilutive securities:
         Stock options                                                              -             91,630
                                                                          -----------          ---------

         Diluted earnings per share                                       $   862,538          2,436,968        $  0.35
                                                                          ===========          =========        =======

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(1)  Summary of Significant Accounting Policies, continued
     Net Earnings Per Share, continued
     ---------------------------------

                                                                   Net              Common          Per Share
        For the Year Ended December 31, 1998                     Earnings           Shares           Amount
                                                                 --------           ------           ------
        Basic earnings per share                               $ 1,259,896        1,926,696          $ 0.65

        Effect of dilutive securities:
        Stock options                                                    -           79,912
                                                               -----------        ---------
        Diluted earnings per share                             $ 1,259,896        2,006,608          $ 0.63
                                                               ===========        =========          ======

     In December 1999, the Company declared a 2 for 1 stock split. All previously reported share and per share amounts have been restated to reflect the stock split.

     Recent Accounting Pronouncements
     --------------------------------
     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for hedging derivatives and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The Company was required to adopt SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 had no material impact on its financial position, results of operations or liquidity.

(2)  Acquisitions
     In June, 1999, the Company acquired the assets of five existing consumer finance companies. The purchase price of approximately $1,516,000 was settled with 81,660 restricted shares of the Company's common stock and approximately $822,000 in cash. The original purchase price was allocated to the assets based on their fair values at the date of acquisition with approximately $544,000 recorded as goodwill, to be amortized over 15 years.

(3)  Investment Securities
     Securities available for sale at December 31, 2000 and 1999 are summarized as follows:

                                                                                        December 31, 2000
                                                                  -----------------------------------------------------------
                                                                                       Gross         Gross         Estimated
                                                                       Amortized    Unrealized    Unrealized          Fair
                                                                          Cost        Gains         Losses           Value
                                                                          ----        -----         ------           -----
        U. S. Government agencies                                 $   15,545,645      77,457        45,018        15,578,084
        Mortgage-backed securities                                     4,067,357       2,926        35,451         4,034,832
        State, county and municipal                                    8,498,574     164,434        15,151         8,647,857
        Corporate bonds                                                  983,908       2,978                         986,886
        Equity securities                                                800,000           -             -           800,000
                                                                  --------------     -------       -------        ----------

                    Total                                         $   29,895,484     247,795        95,620        30,047,659
                                                                  ==============     =======       =======        ==========
                                                                                        December 31, 1999
                                                                  -----------------------------------------------------------
                                                                                      Gross         Gross         Estimated
                                                                     Amortized      Unrealized    Unrealized        Fair
                                                                       Cost           Gains         Losses          Value
                                                                       ----           -----         ------          -----
        U. S. Treasuries                                          $      500,040       1,678          -             501,718
        U. S. Government agencies                                     15,702,594       1,030       184,771       15,518,853
        Mortgage-backed securities                                     2,536,514       1,502        71,927        2,466,089
        State, county and municipal                                    7,670,527      53,037        98,473        7,625,091
                                                                  --------------     -------       -------       ----------
                    Total                                         $   26,409,675      57,247       355,171       26,111,751
                                                                  ==============     =======       =======       ==========

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(3)  Investment Securities, continued

     The amortized cost and estimated fair value of securities available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                                                 Amortized       Estimated
                                                                   Cost         Fair Value
                                                              --------------   -----------
     Due within one year                                      $  3,159,560       3,154,812
     Due from one to five years                                 11,005,273      11,046,114
     Due from five to ten years                                  8,786,383       8,874,862
     Due after ten years                                         2,076,911       2,137,039
     Mortgage-backed securities                                  4,067,357       4,034,832
     Equity securities                                             800,000         800,000
                                                              ------------     -----------

                                                              $ 29,895,484      30,047,659
                                                              ============     ===========

     Proceeds from sales of securities available for sale during 1998 were $5,451,852, which included gross gains of $46,499. There were no sales of securities available for sale during 2000 and 1999.

     Investment securities with a carrying value of approximately $21,613,000 and $19,028,000 as of December 31, 2000 and 1999, respectively, were pledged to secure public deposits as required by law or for other purposes. As of December 31, 2000, investment securities with a carrying value of approximately $6,003,000 were pledged to secure advances from the FHLB.

(4)  Loans

     Major classifications of loans at December 31, 2000 and 1999 are summarized as follows:

                                                                          2000            1999
                                                                          ----            ----
       Commercial, financial and agricultural                        $  16,806,673      11,166,660
       Real estate - construction                                       22,726,261      16,576,411
       Real estate - mortgage                                           58,245,232      49,358,441
       Consumer                                                         11,543,621      12,512,136
                                                                     -------------     -----------

            Total loans                                                109,321,787      89,613,648

       Less allowance for loan losses                                    1,677,936       1,356,649
                                                                     -------------     -----------

            Loans, net                                               $ 107,643,851      88,256,999
                                                                     =============     ===========

     The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located in its trade area, primarily Paulding and Cobb Counties, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

     Changes in the allowance for loan losses are summarized as follows:

                                                                       2000          1999          1998
                                                                       ----          ----          ----
       Balance at beginning of year                                $ 1,356,649       935,234       829,232
       Amounts charged off                                            (322,148)     (413,312)     (268,151)
       Recoveries on amounts previously charged off                     67,417        63,414        37,910
       Provision charged to operating expenses                         591,010       695,062       336,243
       Allowance for loan losses acquired (sold)                       (14,992)       76,251             -
                                                                   -----------     ---------     ---------

       Balance at end of year                                      $ 1,677,936     1,356,649       935,234
                                                                   ===========     =========     =========

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(5)  Premises and Equipment

     Premises and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                                   2000          1999
                                                                ---------      --------
       Land                                                    $ 1,200,037     1,133,537
       Land improvements                                           104,459        96,360
       Buildings and improvements                                3,436,040     2,161,102
       Furniture and equipment                                   2,803,324     2,649,111
                                                                ----------     ---------

                                                                 7,543,860     6,040,110
       Less accumulated depreciation                             2,591,093     2,257,618
                                                                ----------     ---------

                                                                 4,952,767     3,782,492

       Construction in progress                                          -       211,728
                                                                ----------     ---------

                                                                $4,952,767     3,994,220
                                                                ==========     =========

     Depreciation expense was approximately $537,000, $416,000 and $283,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(6)  Time Deposits

     At December 31, 2000, the scheduled maturities of time deposits are as follows:

              2001                           $ 57,066,383
              2002                              9,855,596
              2003                              1,778,488
              2004                              1,516,096
              2005                                812,740
                                             ------------

                                             $ 71,029,303
                                             ============

(7)  Other Borrowings

     In June 1999, the Company obtained a $3,500,000 line of credit with another financial institution. The debt was collateralized by 100% of the stock of the Bank and calls for interest to be paid quarterly at the prime rate less 100 basis points. The loan agreement contained covenants relating to the level of the allowance for loan losses, payments of dividends, regulatory capital adequacy and return on average assets. At December 31, 2000, the Company has $1,030,000 outstanding under this line of credit, and management believes they are in compliance with all required covenants.

     The Bank has advances from the FHLB with monthly interest payments at various maturity dates and interest rates ranging from 5.51% to 6.49% at December 31, 2000. The FHLB advances are collateralized by a blanket assignment on all residential first mortgage loans and certain investment securities.

     Advances from the FHLB outstanding at December 31, 2000 mature as follows:

         Year
         ----
         2003                      $ 5,000,000
         2008                        5,500,000
                                   -----------

                                   $10,500,000
                                   ===========

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(7)  Other Borrowings, continued

     CLC has a $1,500,000 one year revolving line of credit with another financial institution. The loan agreement calls for interest to be paid quarterly at the prime rate less 75 basis points. The debt is collateralized by a first lien on its loans receivable. The line of credit is guaranteed by the Company and is further collateralized by 100% of the stock of the Bank. CLC has $715,921 outstanding at December 31, 2000 under this line of credit.

(8)  Commitments

     CashTrans has a $1,000,000 one year revolving line of credit with another financial institution which is guaranteed by the Company. At December 31, 2000, CashTrans has $1,000,000 outstanding under this line of credit.

     The Company leases certain facilities under noncancellable operating lease arrangements. Future minimum lease payments required for all operating leases having a remaining term in excess of one year at December 31, 2000 are as follows:

                  2001                      $ 135,000
                  2002                        119,000
                  2003                        102,000
                  2004                         89,000
                  2005                         90,000
                  Thereafter                  254,000
                                            ---------

                                            $ 789,000
                                            =========

     Rental expense for each of the three years in the period ended December 31, 2000 totaled approximately $217,000, $164,000 and $116,000, respectively.

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     In most cases, the Bank requires collateral to support financial instruments with credit risk.

                                                                                  Approximate
                                                                                Contract  Amount
                                                                                ----------------
                                                                               2000            1999
                                                                               ----            ----
            Financial instruments whose contract
               amounts represent credit risk:
                  Commitments to extend credit                            $  27,135,000     21,905,000
                Standby letters of credit and
                   financial guarantees written                           $     982,000      1,110,000

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(8)  Commitments, continued

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit or personal property.

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate and assignments of deposit accounts as collateral supporting those commitments for which collateral is deemed necessary.

(9)  Stockholders' Equity

     In August 1998, the Company completed a public offering of 588,236 shares of common stock at a price of $8.50 per share. The net proceeds of this offering of $4,821,662 (after deducting issuance costs of $178,344) were used to repay indebtedness of the Company, contribute capital to the Bank, and fund loans to the non-bank subsidiaries.

     On December 14, 1999, the Board of Directors of the Company declared a 2 for 1 stock split to be effected in the form of a 100% stock dividend to be distributed on January 28, 2000 to holders of record on January 18, 2000. All share and per share amounts have been changed to reflect the stock split as if it had occurred on December 31, 1997.

     On February 15, 2000, the Board of Directors of the Company approved the Community Trust Financial Services Corporation Dividend Reinvestment and Stock Purchase Plan. The Plan provides for the full or partial reinvestment of cash dividends and optional cash purchases of the Company's stock. A total of 400,000 shares were reserved for possible issuance and sale under the Plan.

(10) Regulatory Matters

     Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions for the Bank are based on the level of regulatory classified assets, prior year's earnings, and the ratio of equity capital to total assets. The Bank may declare dividends of approximately $728,000 during 2001 without prior regulatory approval.

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2000, the Company and the Bank meet all capital adequacy requirements to which they are subject.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(10) Regulatory Matters, continued

     As of December 31, 2000, the most recent notification from Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company's and the Bank's actual capital amounts and ratios are also presented below.

                                                                                                          To Be Well
                                                                                                      Capitalized Under
                                                                              For Capital             Prompt Corrective
                                                     Actual                Adequacy Purposes          Action Provisions
                                                -------------------       ------------------        -------------------
                                                Amount        Ratio       Amount       Ratio        Amount        Ratio
                                                ------        -----       ------       -----        ------        -----
As of December 31, 2000:
Total Capital (to Risk Weighted Assets)
   Consolidated                                $16,711,000      13.6%     $9,830,000     8.0%        N/A           N/A
   Bank                                        $12,552,000      10.7%     $9,373,000     8.0%       $11,716,000    10.0%
Tier 1 Capital (to Risk Weighted Assets)
   Consolidated                                $15,170,000      12.4%     $4,915,000     4.0%        N/A           N/A
   Bank                                        $11,240,000       9.6%     $4,686,000     4.0%        $7,030,000     6.0%
Tier 1 Capital (to Average Assets)
   Consolidated                                $15,170,000      10.0%     $5,793,000     4.0%        N/A           N/A
   Bank                                        $11,240,000       7.4%     $5,593,000     4.0%        $6,992,000     5.0%
As of December 31, 1999:
Total Capital (to Risk Weighted Assets)
   Consolidated                                $15,343,000      15.4%     $7,966,000     8.0%        N/A           N/A
   Bank                                        $11,538,000      12.1%     $7,633,000     8.0%        $9,541,000    10.0%
Tier 1 Capital (to Risk Weighted Assets)
   Consolidated                                $14,097,000      14.2%     $3,983,000     4.0%        N/A           N/A
   Bank                                        $10,388,000      10.9%     $3,816,000     4.0%        $5,725,000     6.0%
Tier 1 Capital (to Average Assets)
   Consolidated                                $14,097,000      11.0%     $5,125,000     4.0%        N/A           N/A
   Bank                                        $10,388,000       8.1%     $5,109,000     4.0%        $6,386,000     5.0%

(11) Employee and Director Benefit Programs

     The Company has an employee stock option plan and a director stock option plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 600,000 shares were reserved for possible issuance under these plans. The options vest over a three year period and expire after ten years.

     Both plans are accounted for under Accounting Principles Board Opinion No. 25 and related interpretations. No compensation expense has been recognized related to these plans. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

                                                                        2000          1999          1998
                                                                        ----          ----          ----
        Net earnings                           As reported          $ 1,070,392      862,538     1,259,896
                                               Proforma             $ 1,041,148      697,066     1,098,626

        Basic earnings per share               As reported          $      0.45         0.37          0.65
                                               Proforma             $      0.44         0.30          0.57

        Diluted earnings per share             As reported          $      0.43         0.35          0.63
                                               Proforma             $      0.42         0.29          0.55

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(11) Employee and Director Benefit Programs, continued

     The fair value of each option is estimated on the date of grant using the minimum value options-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 1%, 1% and 2%, respectively, risk free interest rate of 5%, 7% and 5%, respectively, and an expected life of 10 years. The weighted average grant-date fair value of options granted in 2000, 1999 and 1998 was $2.57, $3.56 and $4.45, respectively. For disclosure purposes, the Company immediately recognized the expense associated with the option grants assuming that all awards will vest.

     A summary of activity in these stock option plans is presented below:

                                                  2000                      1999                     1998
                                          --------------------   -----------------------    ---------------------
                                                     Weighted                  Weighted                  Weighted
                                                      Average                  Averaged                  Average
                                                      Option                    Option                    Option
                                          Option       Price       Option        Price      Option        Price
                                          Shares     Per Share     Shares      Per Share    Shares      Per Share
                                          ------     ---------     ------      ---------   -------      ---------
     Outstanding, beginning of year        360,934     $ 6.87       294,340      $ 6.15    206,888        $ 4.43
     Granted during the year                25,937     $ 9.25        81,040      $ 9.25    122,000        $ 8.48
     Cancelled during the year              (5,050)    $ 9.00        (5,020)     $ 7.97     (6,668)       $ 6.23
     Exercised during the year             (21,080)    $ 4.57        (9,426)     $ 4.43    (27,880)       $ 3.54
                                          --------                  -------                -------

     Outstanding, end of year              360,741     $ 7.13       360,934      $ 6.87    294,340        $ 6.15
                                          ========                  =======                =======

     Number of shares exercisable          252,546                  201,674                149,582
                                          ========                  =======                =======

        A summary of options outstanding as of December 31, 2000 is presented below:

                                                                                                               Weighted
                                                   Weighted                                                 Average Option
                                Range of            Average                                Options        Price Per Share of
            Options             Price Per        Option Price           Years             Currently       Options Currently
          Outstanding             Share            Per Share          Remaining          Exercisable         Exercisable
          -----------             -----            ---------          ---------          -----------         -----------
             83,972            $ 2.89-3.94          $ 3.31                3                 83,972              $ 3.31
             62,152            $ 5.00-7.89          $ 6.34                6                 62,152              $ 6.34
            214,617            $ 8.50-9.25          $ 8.86                8                106,422              $ 8.72
            -------              ---------            ----                -                -------              ------

            360,741            $ 2.89-9.25          $ 7.13                7                252,546              $ 6.34
            =======              =========            ====                =                =======              ======

     The Company also had an incentive stock option plan which expired on April 18, 1998. The remaining 696 shares outstanding under this plan were exercised at $5.00 per share during 1998.

     The Company has a 401(k) profit sharing plan which is available to substantially all employees subject to certain service requirements. The Company's contribution is at the discretion of the Board of Directors and cannot exceed 6% of the employee's compensation. The contribution by the Company for 2000, 1999 and 1998 was approximately $55,000, $58,000 and $41,000, respectively.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(11) Employee and Director Benefit Programs, continued

     During 1999, the Company initiated a postretirement benefit plan to provide retirement benefits to its Board of Directors or their designated beneficiaries. Under the plan, the Company agrees to pay annual benefits for a period of five years commencing upon the director's retirement or the attainment of age 65, whichever event is the last to occur. The cumulative deferred contributions for the directors in the plan totaled approximately $64,000 at December 31, 2000, and is included in other liabilities. Contributions to the plan for 2000 were approximately $64,000. The estimated amounts to be paid under the plan are to be funded by life insurance contracts purchased on the lives of certain directors. At December 31, 2000 and 1999, the cash surrender value of the insurance contracts was approximately $528,000 and $504,000, respectively, and is included in the consolidated balance sheet as a component of other assets.

     During 2000, the Company began sponsoring a postretirement benefit plan to provide retirement benefits to certain key officers and to provide death benefits for their designated beneficiaries. Under the plan, the Company purchased life insurance contracts on the lives of key officers. The increase in cash surrender value of the contracts, less the Company's cost of funds, constitutes the Company's contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Company has no obligation to contribute to the plan. At December 31, 2000, the cash surrender value of the insurance contracts was approximately $1,729,000 and is included in the consolidated balance sheet as a component of other assets. Expenses incurred for benefits relating to this plan were approximately $46,000.

     Effective January 1, 2000, the Company implemented a deferred compensation plan for key management employees and directors. Under such plan, employees designated by the Board of Directors as well as participating directors may defer compensation and receive the deferred amounts upon termination of employment. All contributions to the plan will be held in a trust established by the Company and invested in mutual funds and/or shares of Company's common stock. All assets held by the trust are considered assets of the Company until paid to the participants. There were no contributions made to the plan by the Company during 2000.

(12) Income Taxes

     The components of income tax expense for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                    2000         1999        1998
                                                                    ----         ----        ----
     Current                                                    $  613,434      433,036     524,477
     Deferred                                                     (243,324)    (192,413)    (19,182)
                                                                ----------      -------     -------

                                                                $  370,110      240,623     505,295
                                                                ==========      =======     =======

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                                   2000           1999          1998
                                                                   ----           ----          ----
     Pretax income at statutory rates                           $  489,771        375,075       600,165
     Add (deduct):
     Tax-exempt interest income                                   (128,751)      (136,751)     (112,657)
     Non-deductible interest expense                                21,358         18,807        13,528
     State taxes, net of federal effect                            (11,467)         1,102         4,517
     Cash surrender value life insurance                           (35,041)             -             -
     Other                                                          34,240        (17,610)         (258)
                                                                ----------      ---------     ---------

                                                                $  370,110        240,623       505,295
                                                                ==========      =========     =========

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(12) Income Taxes, continued

     The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset which is included as a component of other assets.

                                                                                2000          1999
                                                                                ----          ----
     Deferred tax assets:
     Allowance for loan losses                                             $  442,972       380,131
     Unrealized loss on securities available for sale                               -       113,124
     Goodwill amortization                                                     29,929        28,181
     Deferred compensation                                                     41,791             -
     Nonbank bad debt reserve                                                 139,199        68,625
     Other                                                                     45,569         9,071
                                                                           ----------      --------

            Gross deferred tax assets                                         699,460       599,132
                                                                           ----------      --------

     Deferred tax liabilities:
     Premises and equipment                                                   (50,062)      (50,062)
     Unrealized gain on securities available for sale                         (57,765)            -
     Other                                                                          -       (29,872)
                                                                           ----------      --------

            Gross deferred tax liabilities                                   (107,827)      (79,934)
                                                                           ----------      --------

            Net deferred tax asset                                         $  591,633       519,198
                                                                           ==========      ========

(13) Related Party Transactions

     The Company conducts transactions with directors and executive officers (including companies in which they have beneficial interest) as well as its unconsolidated subsidiary in the normal course of business. It is the policy of the Company that loan transactions with directors, executive officers and subsidiaries be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2000:

     Beginning balance                  $  1,844,000
     Loans advanced                          867,000
     Repayments                           (1,183,000)
                                        ------------

     Ending balance                     $  1,528,000
                                        ============

     The aggregate amount of deposits of directors and executive officers and their affiliates amounted to approximately $1,569,000 and $2,589,000 at December 31, 2000 and 1999, respectively.

(14) Supplemental Financial Data

     Components of other operating expenses in excess of 1% of total interest income and noninterest income for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                           2000           1999        1998
                                           ----           ----        ----

     Printing and supplies              $  138,788       123,851     112,554
     Data processing                    $  245,225       206,428     154,021
     Directors fees                     $  109,956        92,580     104,300
     Advertising                        $  139,993       232,421     107,283
     Telephone                          $  162,379       128,816      73,323

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(15) Community Trust Financial Services Corporation (Parent Company Only) Financial Information

                                Balance Sheets

                          December 31, 2000 and 1999

                                    Assets
                                    ------

                                                                                 2000            1999
                                                                               --------         -------
       Cash                                                                $      89,360         201,913
       Investment in subsidiaries                                             15,153,583      14,117,441
       Fixed assets                                                            1,617,909         342,368
       Other assets                                                               93,610         203,600
                                                                           -------------     -----------

                                                                           $  16,954,462      14,865,322
                                                                           =============     ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

       Other liabilities                                                   $      29,138         101,918
       Note payable                                                            1,030,000               -
       Stockholders' equity                                                   15,895,324      14,763,404
                                                                           -------------      ----------

                                                                           $  16,954,462      14,865,322
                                                                           =============      ==========

                            Statements of Earnings

             For the Years Ended December 31, 2000, 1999 and 1998

                                                                                   2000          1999            1998
                                                                                   ----          ----            ----
       Interest income                                                     $           -        59,074         222,042
       Dividends from subsidiaries                                               622,961       690,380         250,000
       Management fees                                                           296,769       252,830         193,673
       Other operating income                                                     18,222             -               -
       Interest expense                                                          (50,067)            -               -
       Other operating expenses                                                 (854,758)     (775,642)       (588,169)
                                                                           -------------     ---------       ---------

              Earnings before income tax benefit and equity
                in undistributed earnings of subsidiaries                         33,127       226,642          77,546

       Income tax benefit                                                        280,333       187,641          56,104
                                                                           -------------     ---------       ---------

              Earnings before equity in undistributed
                earnings of subsidiaries                                         313,460       414,283         133,650

       Equity in undistributed earnings of subsidiaries                          756,932       448,255       1,126,246
                                                                           -------------     ---------       ---------

              Net earnings                                                 $   1,070,392       862,538       1,259,896
                                                                           =============       =======       =========

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(15) Community Trust Financial Services Corporation (Parent Company Only) Financial Information, continued

                           Statements of Cash Flows

             For the Years Ended December 31, 2000, 1999 and 1998


                                                                                      2000            1999           1998
                                                                                      ----            ----           ----
       Cash flows from operating activities
         Net earnings                                                       $      1,070,392         862,538      1,259,896
         Adjustments to reconcile net earnings to
            net cash provided by operating activities:
              Equity in undistributed earnings of subsidiaries                      (756,932)       (448,255)    (1,126,246)
              Depreciation                                                            51,206          14,323            994
              Other                                                                   69,939         219,752       (121,504)
                                                                                 -----------      ----------    -----------

                       Net cash provided by operating  activities                    434,605         648,358         13,140
                                                                                 -----------      ----------    -----------

       Cash flows from investing activities:

         Purchases of premises and equipment                                      (1,326,747)       (129,299)       (16,268)
          Construction in process                                                          -        (211,728)             -
         Capital contribution to the Bank                                                  -               -     (2,468,536)
          Capital contribution to CLC                                                      -      (2,500,000)
                                                                                                           -
         Investment in CLC                                                                 -               -         (8,574)
          Acquisition of assets on behalf of CLC                                           -        (821,919)             -
         Change in loans to subsidiaries                                                           2,743,850       (672,502)
                                                                                 -----------      ----------    -----------

                       Net cash used by investing activities                      (1,326,747)       (919,096)    (3,165,880)
                                                                                 -----------      ----------    -----------

       Cash flows from financing activities:

         Change in note payable                                                    1,030,000               -       (800,000)
         Cash dividends paid                                                        (287,074)       (287,069)      (210,502)
         Net proceeds from issuance of common stock                                        -               -      4,821,662
         Proceeds from exercise of stock options, net of repurchases                  36,663           7,108         68,175
                                                                                 -----------      ----------    -----------

                       Net cash provided (used) by financing activities              779,589        (279,961)     3,879,335
                                                                                 -----------      ----------    -----------

       Net change in cash                                                          (112,553)        (550,699)       726,595

       Cash at beginning of the year                                                 201,913         752,612         26,017
                                                                                 -----------      ----------    -----------

       Cash at end of the year                                                   $    89,360         201,913        752,612
                                                                                 ===========      ==========    ===========

       Noncash investing and financing activities:
         Change in accumulated other comprehensive
            income/loss, net of tax                                              $   279,210        (491,871)       162,140
          Tax benefit of nonqualified stock options, net of tax                  $    32,729           7,385              -
          Stock issued to acquire assets on behalf of CLC                        $         -         694,110              -

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(16) Fair Value of Financial Instruments

     The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in the value of financial instruments held by the Company since purchase, origination or issuance.

          Cash and Cash Equivalents
          -------------------------
          For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

          Securities Available for Sale
          -----------------------------
          Fair values for securities available for sale are based on quoted market prices.

          Other Investments
          -----------------
          The carrying amount of other investments approximates fair value.

          Loans
          -----
          The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

          Cash Surrender Value of Life Insurance
          --------------------------------------
          Cash values of life insurance policies are carried at the value for which such policies may be redeemed for cash.

          Deposits and Securities Sold Under Repurchase Agreements
          --------------------------------------------------------
          The fair value of demand deposits, interest-bearing demand deposits, savings accounts and securities sold under repurchase agreements is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

          Other Borrowings
          ----------------
          The fair value of fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

          Commitments to Extend Credit and Standby Letters of Credit
          ----------------------------------------------------------
          Because commitments to extend credit and standby letters of credit are made using variable rates and/or for relatively short commitment periods, the contract value is a reasonable estimate of fair value.

          Limitations
          -----------
          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

(16) Fair Value of Financial Instruments, continued

     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

     The carrying amount and estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 are as follows:

                                                                 2000                               1999
                                                       --------------------------        ------------------------------
                                                       Carrying        Estimated         Carrying            Estimated
                                                        Amount         Fair Value         Amount             Fair Value
                                                        ------         ----------         ------             ----------
     Assets:
     Cash and cash equivalents                     $    7,663,743       7,663,743        8,796,134             8,796,134
     Securities available for sale                 $   30,047,659      30,047,659       26,111,751            26,111,751
     Other investments                             $    1,084,494       1,084,494        1,114,571             1,114,571
     Loans, net                                    $  107,643,851     106,526,720       88,256,999            87,881,349
     Cash surrender value of life insurance        $    2,256,745       2,256,745          503,682               503,682

     Liabilities:
     Deposits and securities sold under
       repurchase agreements                       $  126,467,802     126,762,214      109,293,128           109,584,926
     Other borrowings                              $   12,245,921      11,977,878        6,290,000             5,946,286

     Unrecognized financial instruments:
     Commitments to extend credit                  $   27,135,000      27,135,000       21,905,000            21,905,000
     Standby letters of credit                     $      982,000         982,000        1,110,000             1,110,000

(17) Subsequent Event

     On January 31, 2001, the Board of Directors of the Company signed a non-binding letter of intent to merge with GB&T Bancshares, Inc. ("GB&T"), a Gainesville, Georgia multi-bank holding company. The proposed merger provides for the conversion of each common share and share equivalent of the Company into .786 shares of GB&T stock. The proposed merger is subject to the execution of a definitive agreement by the Company and GB&T, the consent of various regulatory authorities and shareholder approval.

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


                                   PART III
                                   --------


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

Name, Age, and
Year First Elected
as Director or
Executive Officer      Business Experience
-----------------      -------------------

Ronnie L. Austin       Mr. Austin has served as a Director and the President and
(52) (1988)            Chief Executive Officer of the Company since the
                       organization of the Company in October 1988. He has served as Chief Executive Officer of the Bank since
                       December 1986, and served as President of the Bank from December 1986 until September 1999. Before assuming his position as President and Chief Executive Officer of the Bank in December 1986, Mr. Austin served as Executive
                       Vice President and Senior Loan Officer of the Peoples
                       Bank of Bartow County from 1985 to 1986, and as Vice
                       President and Senior Loan Officer of the First National
                       Bank of Paulding County from 1975 to 1985.

George J. Berry        Mr. Berry has served as a Director of the Company since
(63) (1997)            he was appointed by the Board of Directors in May 1997.
                       He has served as a Director of the Bank since he was appointed by the Board of Directors in August 2000. Mr.
                       Berry has served as Senior Vice-President of Cousins
                       Properties Inc., a real estate development firm, since
                       April 1990. Mr. Berry has served as a Director of ASA
                       Holdings, Inc. since May 1998. Prior to April 1990, Mr.
                       Berry served as Commissioner of the Dept. of Industry, Trade, and Tourism for the State of Georgia. He also served as Chairman of the Metropolitan Atlanta Olympic
                       Games Authority from 1993 to 1996.

R. Alan Bullock        Mr. Bullock has served as a Director of the Company since
(47) (1988)            its organization in October 1988. He returned to service
                       as a Director of the Bank in August 2000, after serving as a Bank Director from 1987 until September 1996. He served as Chairman of the Board of the Company and the Bank from April 1991 to April
                       1992. Since 1985, Mr. Bullock has served as a senior partner of Bullock, Terrell and Mannelly, a company based in Atlanta, Georgia involved in industrial development, real estate finance and marketing, and property management.

Bobbie P. Cooper       Mrs. Cooper has served as a Director of the Company and
(61) (1988)            the Bank since 1988 and previously served as Chairman of
                       the Board of the Company and the Bank from April 1992 to April 1993. She served as Secretary-Treasurer of the Company from April 1997 until December 1997. Mrs. Cooper was co-owner of Three C's Clothing in Dallas, Georgia from 1964 until 1992. Since 1970 she has been co-owner of Cooper Rentals, which owns and manages real estate.

Danny H. Drummond      Mr. Drummond has served as a Director of the Company
(64) (1999)            since he was appointed by the Board of Directors in June
                       1999. He has served as a Director of the Bank since he was appointed by the Board of Directors in August 2000.
                       Mr. Drummond has served as President of Community Loan
                       Company since that company was organized in 1995, and he has served on the Board of Community Loan Company since
                       1996. Mr. Drummond has served as a President of Drummond
                       Association, Inc., a company based in Rome, Georgia involved in consumer finance and tax preparation throughout northwest Georgia since 1981.

J. Calvin Earwood      Mr. Earwood has served as a Director of the Company and
(59) (1988)            the Bank since 1988 and as Chairman of the Board of the
                       Bank from April 1989 to April 1990. Mr. Earwood has been owner and President of Sunbelt Fasteners, Inc. in Dallas,
                       Georgia since 1983. He also has served as Chairman of the Board of Oglethorpe Power Corporation since March 1989 and as Vice Chairman of the Board of Oglethorpe Power
                       Corporation from March 1984 to March 1989 and as director of Oglethorpe Power Corporation since 1981. Additionally, he has served as director of Greystone Power Corporation since 1977.

W. A. Foster III       Mr. Foster has served as a Director of the Company and
(56) (1988)            the Bank since 1988 and has served as Chairman of the
                       Board of the Company and the Bank since April 1994. He previously served as Chairman of the Board of the Company and the Bank from April 1990 to April 1991. Mr. Foster served as District Attorney for the Tallapoosa Judicial
                       Circuit of the State of Georgia from 1978 until 1992.
                       Since 1992 he has served as a Judge of the Superior Court for the Tallapoosa Circuit.

Tommie R. Graham, Jr.  Mr. Graham has served as a Director of the Company since
(43) (1988)            its organization in October 1988. He returned to service
                       as a Director of the Bank in August 2000, after serving as a Bank Director from 1987 until September 1996. He served as Secretary-Treasurer of the Company from October
                       1988 until April 1997. Mr. Graham has served as Manager of Jeriel Supply, LC, a building products company since
                       February 1996. Prior to Mr. Graham's service at Jeriel, he served as Secretary-Treasurer of Railroad Lumber
                       Company, Inc. since July 1991. Mr. Graham served as
                       Executive Vice President of the Bank from December 1986 to June 1991.

James R. Parker        Mr. Parker has served as a Director of the Company since
(52) (2000)            he was appointed by the Board of Directors in August
                       2000. He has served as a Director of the Bank since he was appointed by the Board of Directors in June 1997. Mr.
                       Parker retired from SunTrust Bank in 1995, where he was vice-president/lending. Mr. Parker was co-owner of FBR, Inc. in Fayetteville, Georgia from 1995 until 2000. He now serves in sales at Gloves, Inc. since 2000.

W. Wyman Pilcher III   Mr. Pilcher has served as a Director of the Company since
(52) (2000)            he was appointed by the Board of Directors in August
                       2000. He has served as a Director of the Bank since he was appointed by the Board of Directors in January 1997.
                       Mr. Pilcher has been co-owner of Centennial Kitchens, Inc. since 1992. Prior to his service with Centennial
                       Kitchens, Mr. Pilcher served in capacities such as president of First National Bank of Cobb County from 1984 to 1990.

Angel J. Byrd          Ms. Byrd has served as Controller of the Company since
(45) (1991)            April 1996 and was elected as Secretary of the Company in
                       December 1997. Ms. Byrd also has served as Senior Vice
                       President of the Bank since April 1996 and she was Chief
                       Financial Officer of the Bank until April 1999. Prior to
                       1996, Ms. Byrd served as Vice President and Chief
                       Financial Officer of the Bank since December 1991. Prior to December 1997, Ms. Byrd served as Assistant Secretary of the Company.

     Messrs. Berry and Drummond were elected to a three-year term as a member of the Board which term expires at the 2001shareholders annual meeting; Messrs. Parker and Pilcher were appointed as members of the Board which term expires at the 2001 shareholders annual meeting; Messrs. Earwood, Foster, and Graham were elected to a three-year term as a member of the Board which term expires at the 2002 shareholders annual meeting: and Messrs. Austin and Bullock and Mrs. Cooper were elected to a three-year term as a member of the Board which term expires at the 2003 shareholders annual meeting. The term of office of Mr Austin and Ms Byrd as officers of the Company expire at the next annual meeting of the Board of Directors of the Company or until their earlier termination.

Section 16(a) Beneficial Ownership Reporting Compliance

     Two Directors of the Company failed to file on a timely basis a report required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year. Mr. Foster and Mr. Earwood failed to file in a timely manner one report each on Form 4. Each report concerned one transaction. Other than as described here, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, each person who, at any time during the year ended December 31, 2000, was a Director, Executive Officer, or beneficial owner of more than ten percent of the Company's Common Stock filed, on a timely basis, all reports required to be filed by them, during such year, pursuant to
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Cash Compensation
-----------------

     The following table sets forth, for the fiscal years ended December 31, 2000, 1999, and 1998, the compensation paid to, or accrued by the Company for, the Company's Chief Executive Officer and Chief Financial Officer. No other executive officer of the Company received compensation for any such fiscal years which exceeded $100,000.

                          Summary Compensation Table

                                                          Long Term
                                                          Compensation
                             Annual Compensation           Awards
                             -------------------           ------
                                                          Number of
Name and                                                  Securities
Principal                                                 Underlying         All Other
Position                Year    Salary ($)    Bonus ($)   Options/(1)/(#)   Compensation/(2)(3)/($)
---------               ----    ----------    ---------   ---------------   -----------------------
Ronnie L. Austin        2000      135,121      19,769          4,000                7,724
(Chief Executive        1999      131,794      18,312          6,998                5,240
Officer)                1998      119,028         -0-         16,000                5,431

Angel J. Byrd           2000       92,500      13,875          2,000                2,980
(Chief Financial        1999       85,000      11,538         10,768                2,916
Officer)                1998       75,000       3,840            -0-                2,250

__________________________
   /(1)/ The number of securities underlying these options has been restated as a result of the stock split effected by the Company on January 18th, 2000. The 1993 Stock Option Plan provides that any options outstanding at the time of such a split will be adjusted in order to maintain the optionee's position in that holding.
   /(2)/ Compensation in this column consists of the dollar value of insurance premiums paid on behalf of Mr. Austin and Ms. Byrd by the Company during the year with respect to life insurance policies, and the Company's contribution in matching funds to Mr. Austin's and Ms. Byrd's 401K. For Mr. Austin, the amounts paid were as follows: for 2000, 1999, and 1998, matching funds to his 401K were 4,391, 3,380, and 3,571, respectively, and insurance premiums were 3,333, 1,860, and 1,860, respectively. For Ms. Byrd, the amounts paid were as follows: for 2000, 1999, and 1998, matching funds to her 401K were 2,659,2,916, and 2,250, respectively, and insurance premiums paid in 2000 were 321. /(3)/ Other perquisites do not meet the Securities and Exchange Commissions'
          threshold for disclosure, which is the lesser of $50,000 or 10% of the total salary and bonus for any named executive.

     The following table sets forth information in regard to incentive stock options granted to executive officers of the Company whose compensation exceeded $100,000 in the last fiscal year.


                       Option Grants in Last Fiscal Year

                                        % of Total
                       Number of        Options
                       Securities       Granted to  Exercise
                       Underlying       Employees   or Base
                       Options          in Fiscal   Price        Expiration
Name                   Granted/(1)/(#)  Year        ($/Sh)/(1)/  Date
----                   ---------------  ---------   -----------  --------
Ronnie L. Austin         4,000/(2)/       8.70%      9.25         1/1/2010
Angel J. Byrd            2,000/(2)/       4.35%      9.25         1/1/2010

____________________
/(1)/ The number of securities underlying these options and the exercise price per share of each option have been restated as a result of the stock split effected by the Company on January 18th, 2000. The 1993 Stock Option Plan provides that any options outstanding at the time of such a split will be adjusted in order to maintain the optionee's position in that holding.
/(2)/ Mr. Austin and Ms. Byrd were awarded options to acquire shares of Company
      Common Stock under the Company's 1993 Stock Option Plan. This option expires ten years from the date the option was granted and is exercisable in increments of 33% per year (cumulative), beginning after one full year from the date the option was granted. The 1993 Stock Option Plan specifies that all options have a reload feature which allows the optionee to pay for exercise of all or part of an option with shares of Common Stock in the Company. If an optionee chooses to pay for exercise in this manner, a reload option is granted (i) for the same number of shares as is exchanged in payment for the exercise of such option, (ii) as of the date of such payment, and (iii) subject to all the same terms and conditions as such option; provided, the option price for shares subject to the reload option shall be determined pursuant to the Plan's description of the fair market value of such shares on the date the reload option is granted. An optionee who pays for exercise of a reload option with shares of the Common Stock is entitled to a successive reload option. In no event shall the term of any reload option extend beyond the original term of the option with respect to which such reload option was granted.


          The following table sets forth information in regard to the exercise of stock options, and the number and value of unexercised stock options, for the last fiscal year in relationship to executive officers of the Company whose compensation exceeded $100,000 in the last fiscal year.

   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                        Number of           Value of
                                                        Securities Under-   Unexercised
                                                        lying Unexercised   In-the-Money
                                                        Options at Fiscal   Options at Fiscal
                                                        Year-End /(1)/ (#)  Year-end ($)
                      Shares
                      Acquired on        Value          Exercisable/        Exercisable/
Name                  Exercise/(1)/(#)   Realized($)    Unexercisable       Unexercisable
----                  ----------------   -----------    -------------       -------------
Ronnie L .Austin            -0-              -0-        21,820 / 4,380      22,115 / 1,275 /(2)/
Angel J. Byrd               -0-              -0-        17,200 / 4,740      49,413 / 2,550 /(2)/

__________________________
   /(1)/ The number of securities underlying these options and the exercise price per share of each option have been restated as a result of the stock split effected by the Company on January 18th, 2000. The 1993 Stock Option Plan provides that any options outstanding at the time of such a split will be adjusted in order to maintain the optionee's position in that holding.
   /(2)/ The value of in-the-money options at fiscal year-end is calculated by subtracting the aggregate exercise price of such options from the aggregate year-end market value of the securities underlying the options. The year-end market value is determined by calculating the average of the bid and ask price as set by market makers in the Company's stock as of December 31, 2000.


Compensation of Directors
-------------------------

     As compensation for serving as a Director of the Company, each Director receives $1,000 each month and $100 for each committee meeting attended. A Director who is also an employee of the Company receives no fees for attendance at meetings of the full Board or committees thereof. A Director who is also an employee of a subsidiary of the Company receives no fees for attendance at meetings for committees related to that subsidiary.

     On January 1st of each year that a Director who is not an employee of the Company or any of its subsidiaries serves as such, he or she will receive an option under the Company's 1993 Directors Stock Option Plan to acquire 2,000 shares of Company Common Stock. New non-employee Directors who join the Board will also receive an option to acquire 2,000 shares on the date they join at an option exercise price equal to the fair market value of the Company's stock on the date of the grant. Each option granted under the 1993 Directors Stock Option Plan expires ten years from the date the option is granted and is exercisable in increments of 33% per year (cumulative), beginning after one full year from the date the option is granted. Additionally, the Board may choose, at its discretion, to grant options to non-employee Directors of subsidiaries controlled by the Company.

     The Bank has adopted a non-tax qualified retirement plan for its charter Directors who are not also employees. This plan was developed to provide retirement benefits for those persons who served as Directors in the early years of the Bank's organization with no compensation at all until 1991. In the case of a Director's involuntary termination of service (other than for cause) or voluntary termination of service in connection with a change in control, the Director is entitled to a benefit payable at his or her normal retirement date equal to the full benefit that he or she would have received had he or she remained a Director and retired at the normal retirement date. In the event of the Director's termination of service due to disability, the Director may request to receive an immediate disability benefit, in lieu of a retirement benefit, and such benefit will be payable beginning within 30 days following the Director's request. In the event of a Director's death, that person's beneficiary will receive a death benefit either in a lump sum settlement or the Bank may choose to continue annual payments. Under the plan, split-dollar whole life insurance contracts were purchased on the lives of certain Directors. At December 31, 2000, the cash surrender value of the insurance contracts was approximately $527,000. This retirement plan for charter Directors has six participants, including Messrs. Bullock, Earwood, Foster, Graham, and Helms, and Mrs. Cooper.


Employment Contracts - Termination of Employment and Change in Control
----------------------------------------------------------------------
Arrangements
------------

     On January 1, 1998, the Company entered into a five year employment agreement with Ronnie Austin, the Company's President and Chief Executive Officer (the "Agreement"). The Agreement was amended on June 15, 1999. Under the Agreement, Mr. Austin is employed as President and Chief Executive Officer of the Company at a base salary, plus certain benefits, including all benefits that are made available to other senior executives of the Company and its subsidiaries. The Agreement provides that the base salary will increase each year by an amount equal to the increase in the Consumer Price Index for Atlanta, Georgia, or by an amount as approved by the Board. Under the Agreement, Mr. Austin also is entitled to annual incentive compensation based upon the Company's performance goals as approved by the Board each year. The Agreement also provides for the grant to Mr. Austin, on January 1 of each year during the term of the Agreement, of an incentive stock option to acquire 2,000 shares of the Company's common stock. The Agreement contains provisions that restrict Mr. Austin's ability to compete with the Company or solicit its employees for a specified period following the termination of his employment. The Agreement provides that if (i) the Company terminates Mr. Austin's employment without "cause," or (ii) Mr. Austin terminates his employment (a) within 30 days following a "change in control" of the Company or the Bank or (b) following a breach by the Company of the Agreement in any material respect, then Mr. Austin is entitled to a lump sum severance payment in an amount equal to one year's base salary as in effect on the date of Mr. Austin's termination.

     On July 1, 1999, CLC, a subsidiary of the Company, entered into a five year employment agreement with Danny Drummond, a director of the Company (the "Drummond Agreement"). Under the Drummond Agreement, Mr. Drummond is employed as President of CLC at a base salary, plus certain benefits, including all benefits that are made available to other senior executives of the CLC. The Drummond Agreement provides that the base salary will increase each year by an amount equal to the increase in the Consumer Price Index for Atlanta, Georgia. Under the Drummond Agreement, Mr. Drummond also is entitled to receive annual incentive compensation based upon CLC's performance goals as approved by the CEO of the Company each year. The Drummond Agreement contains provisions that restrict Mr. Drummond's ability to compete with CLC or solicit its employees for a specified period following the termination of his employment. The Drummond Agreement provides that if (i) CLC terminates Mr. Drummond's employment without "cause," or (ii) Mr. Drummond terminates his employment (a) within 30 days following a "change in control" of the Company or CLC, or (b) following a breach by CLC of the Drummond Agreement in any material respect, then Mr. Drummond is entitled to a lump sum severance payment in an amount equal to one year's base salary in effect on the date of Mr. Drummond's termination.

     On January 3, 2000, the Company entered into a three year employment agreement with Angel Byrd, the Company's Chief Financial Officer (the "Byrd Agreement"). Under the Byrd Agreement, Ms. Byrd is employed as Chief Financial Officer of the Company at a base salary, plus certain benefits, including all benefits that are made available to other senior executives of the Company. The Byrd Agreement provides that the base salary will increase each year by an amount as approved by the CEO. Under the Byrd Agreement, Ms. Byrd also is entitled to receive annual incentive compensation based upon the Company's performance goals as approved by the Board each year. The Byrd Agreement also provides for the grant to Ms. Byrd, on January 1 of each year during the term of the Byrd Agreement, of an incentive stock option to acquire 2,000 shares of the Company's common stock. The Byrd Agreement contains provisions that purport to restrict Ms. Byrd's ability to compete with the Company or solicit its employees for a specified period following the termination of her employment. The Byrd Agreement provides that if (i) the Company terminates Ms. Byrd's employment without "cause," or (ii) Ms. Byrd terminates her employment (a) within 90 days following a "change in control" of the Company or (b) following a breach by the Company of the Byrd Agreement in any material respect, then Ms. Byrd is entitled to a lump sum severance payment in an amount equal to one year's base salary in effect on the date of Ms. Byrd's termination.


Retirement Plan
---------------

     The Bank has adopted a non-tax qualified retirement plan for its key employees. This plan was developed to provide retirement benefits for those persons who are deemed key employees of the Bank. In the case of an employee's involuntary termination of service (other than for cause) or voluntary termination of service in connection with a change in control, the employee is entitled to a benefit payable at his or her normal retirement date equal to the full benefit that he or she would have received had he or she remained an employee and retired at the normal retirement date. In the event of the employee's termination of service due to disability, the employee may request to receive an immediate disability benefit, in lieu of a retirement benefit, and such benefit will be payable beginning within 30 days following the employee's request. In the event of an employee's death, that person's beneficiary will receive a death benefit either in a lump sum settlement or the Bank may choose to continue annual payments. Under the plan, split-dollar whole life insurance contracts were purchased on the lives of participating employees. At December 31, 2000, the cash surrender value of the insurance contracts was approximately $1,729,000. This retirement plan for key employees has eight participants, including Mr. Austin and Ms. Byrd.


Other
-----

     The Bank has a policy of offering loans to Directors, Executive Officers, principal stockholders and their affiliates with terms and rates which are commensurate with those offered to unaffiliated borrowers of similar financial standing in connection with similar type loans. Loans by the Bank to affiliates of the Company or the Bank are made in the ordinary course of business on the same terms, including collateral requirements, as those of comparable loans made at the same time to unaffiliated borrowers and do not involve more than the normal risk of collectibility or contain other unfavorable features. All loans extended by the Bank to Directors, Executive Officers, principal stockholders and their affiliates during the year ended December 31, 2000 were made in accordance with the policy set forth above.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth information as of February 28, 2001 regarding the ownership of the Company's Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and by all of the Directors and Executive Officers of the Company as a group.

                                        Amount and Nature
                                        of Beneficial
Name and Address of Beneficial Owner    Ownership/(1)/      Percent of Class
------------------------------------    --------------      ----------------
Wayne Tibbitts/(2)/
477 Indian Lake Court
Hiram, Georgia                               126,007               5.24%

All Directors and Executive
Officers as a group
(11 persons)/(3)(4)/                         408,746              15.95%

_________________________
/(1)/ The stock ownership information shown has been furnished to the Company by the named person and group. Beneficial ownership as reported in the table has been determined in accordance with Securities and Exchange Commission regulations and includes shares of the Company's Common Stock as to which a person possesses sole or shared voting and/or investment power and shares which may be acquired within 60 days upon the exercise of outstanding stock options. Except as otherwise referenced in Notes (2),
      (3), and (4) below, the named person and group have sole voting and investment power with regard to the shares shown as owned by them.
/(2)/ The shares shown include 8,227 shares which are owned by the stockholder's spouse, and 1,604 shares which are owned by the stockholder's spouse jointly with the spouse's brother.
/(3)/ The shares shown include 2,820 shares which are held by a Director jointly with his spouse, 10,222 shares which are owned by the spouses of four Directors, 10,208 shares which are beneficially owned by a Director due to his ownership in the corporation that holds the shares, 40 shares which are owned by another family member who resides in the household of a Director, and 1,000 shares which are held by two Directors as custodians for their children.
/(4)/ The shares shown include 17,200 shares which are subject to options held by an Executive Officer, and 140,276 shares which are subject to options held by ten Directors, which such Executive Officer and Directors have the right to acquire within 60 days from February 28, 2001.

The following table sets forth information as of February 28, 2001 regarding the ownership of the Company's Common Stock by each Director or Executive Officer of the Company.

                           Amount and Nature
Name of Director           of Beneficial
Or Executive Officer       Ownership/(1)/        Percent of Class
--------------------       --------------        ----------------
Ronnie L. Austin              41,132 /(2)/             1.69%
George J. Berry               10,835 /(3)/             0.45%
R. Alan Bullock               46,187 /(4)/             1.90%
Bobbie P. Cooper              69,836 /(5)/             2.88%
Danny H. Drummond             12,510 /(6)/             0.52%
J. Calvin Earwood             73,275 /(7)/             3.02%
W. A. Foster III              91,979 /(8)/             3.80%
Tommie R. Graham, Jr.         23,252 /(9)/             0.96%
James R. Parker                7,650/(10)/             0.32%
W. Wyman Pilcher III          13,033/(11)/             0.54%
Angel J. Byrd                 19,057/(12)/             0.79%


/(1)/ The stock ownership information shown has been furnished to the Company by the named persons. Beneficial ownership as reported in the table has been determined in accordance with Securities and Exchange Commission regulations and includes shares of the Company's Common Stock as to which a person possesses sole or shared voting and/or investment power and shares which may be acquired within 60 days upon the exercise of outstanding stock options. Except as otherwise referenced in Notes (2) through (12) below, the named persons have sole voting and investment power with regard to the shares shown as owned by them.
/(2)/ Shares shown include 1,850 shares owned by the named person's spouse, and 21,820 shares beneficially owned through a right to acquire additional shares upon the exercise of outstanding stock options.
/(3)/ Shares shown include 5,980 shares beneficially owned by the named person through a right to acquire additional shares upon the exercise of outstanding stock options.
/(4)/ Shares shown include 604 shares held by the named person as custodian for his minor children, 2,820 shares held by the named person jointly with his spouse, and 21,980 shares beneficially owned by the named person through a right to acquire additional shares upon the exercise of outstanding stock options.
/(5)/ Shares shown include 6,256 shares held by the named person's spouse in a self-directed IRA, and 21,980 shares beneficially owned through a right to acquire additional shares upon the exercise of outstanding stock options.
/(6)/ Shares shown include 10,208 shares beneficially owned by the named person due to his ownership in the corporation that holds the shares, and 660 shares beneficially owned through a right to acquire additional shares upon the exercise of outstanding stock options.
/(7)/ Shares shown include 488 shares owned by the named person's spouse, as to which he disclaims beneficial ownership, and 21,980 shares beneficially owned through a right to acquire additional shares upon the exercise of outstanding stock options.
/(8)/ Shares shown include 17,841 shares beneficially owned by the named person through a right to acquire additional shares upon the exercise of outstanding stock options.
/(9)/ Shares shown include 400 shares held jointly with the named person's spouse as custodian for their minor children, 40 shares held by a family member who resides in his household, and 21,980 shares beneficially owned through a right to acquire additional shares upon the exercise of outstanding stock options.
/(10)/ Shares shown include 1628 shares owned by the named person's spouse, and 3,022 shares beneficially owned through a right to acquire additional shares upon the exercise of outstanding stock options.
/(11)/ Shares shown include 3,033 shares beneficially owned by the named person through a right to acquire additional shares upon the exercise of outstanding stock options.
/(12)/ Shares shown include 17,200 shares beneficially owned by the named person through a right to acquire additional shares upon the exercise of outstanding stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Bank has a policy of offering loans to Directors, Executive Officers, principal stockholders and their affiliates with terms and rates which are commensurate with those offered to unaffiliated borrowers of similar financial standing in connection with similar type loans. Loans by the Bank to affiliates of the Company or the Bank are made in the ordinary course of business on the same terms, including collateral requirements, as those of comparable loans made at the same time to unaffiliated borrowers and do not involve more than the normal risk of collectibility or contain other unfavorable features. All loans extended by the Bank to Directors, Executive Officers, principal stockholders and their affiliates during the year ended December 31, 2000 were made in accordance with the policy set forth above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------


     (a)  Exhibits.


     The following exhibits are filed as a part of, or incorporated by reference, in this report:


Exhibit No.                            Description
-----------                            -----------

2.1+ Agreement and Plan of Reorganization, dated March 16, 2001, by and between GB&T Bancshares, Inc. and Community Trust Financial Services Corporation (the "Registrant").

3.1* Articles of Incorporation of the Registrant. Amendment to Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

3.2*+               Bylaws of the Registrant

4 Rights of the Registrant's security holders are defined in the Registrant's Articles of Incorporation and Bylaws, provided in Exhibits 3.1 and 3.2, respectively.

10.1* 1988 Stock Option Plan and related specimen copy of option agreement.

10.2 1993 Employee Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

10.3 1993 Directors Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

10.4 Lease, dated June 9, 1989, by and between First Baptist Church of Dallas, Georgia ("First Baptist") and the Community Trust Bank (the "Bank") relating to the lease of real property (incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.5 Lease Extension Agreement, dated 1996, by and between First Baptist and the Bank relating to certain real property referred to in Exhibit 10.4 hereof (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.6 License and Equipment Purchase Agreement, dated July 27, 1991, by and between Bank South, National Association, and the Bank relating to the Paulding Commons Kroger branch (incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.7           Lease, dated May 25, 1995, by and between Brock Investments, Inc.
               of Hiram, Georgia and the Bank relating to the lease of real property (incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.8 Loan and Stock Pledge Agreement, dated November 14, 1998, by and between the Registrant and The Bankers Bank (incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K, dated November 14, 1997).

10.9 Employment Agreement, dated January 1, 1998, by and between the Registrant and Ronnie Austin, as amended (incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

10.10 Employment Agreement, dated July 1, 1999, by and between Community Loan Company and Danny Drummond (incorporated herein by reference to Exhibit 10.11 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

10.11 Executive Supplemental Retirement Plan - Executive Agreement, dated January 13, 2000, by and between the Bank and Ronnie Austin (incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

10.12 Life Insurance Endorsement Method Split Dollar Plan Agreement, dated January 13, 2000, by and between the Bank and Ronnie Austin (incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

10.13 Deferred Compensation Plan for Key Employees and Directors (incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

10.14 Director's Delayed Compensation Plan Agreement, dated October 26, 1999, by and between the Bank and R. Alan Bullock (incorporated herein by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
               1999).


10.15 Director's Delayed Compensation Plan Agreement, dated October 26, 1999, by and between the Bank and Bobbie P. Cooper (incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
               1999).

10.16 Director's Delayed Compensation Plan Agreement, dated October 26, 1999, by and between the Bank and J. Calvin Earwood (incorporated herein by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
               1999).

10.17 Director's Delayed Compensation Plan Agreement, dated October 26, 1999, by and between the Bank and William A. Foster, III (incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

10.18 Director's Delayed Compensation Plan Agreement, dated October 26, 1999, by and between the Bank and Tommie R. Graham, Jr. (incorporated herein by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

10.19 Director's Delayed Compensation Plan Agreement, dated October 26, 1999, by and between the Bank and John C. Helms (incorporated herein by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
               1999).

10.20 Life Insurance Endorsement Method Split Dollar Plan Agreement, dated January 13, 2000, by and between the Bank and Angel J. Byrd (incorporated herein by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).

10.21 Executive Supplemental Retirement Plan - Executive Agreement, dated January 13, 2000, by and between the Bank and Angel J. Byrd (incorporated herein by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).

10.22 Operating Agreement, dated May 16, 1997, by and between the Registrant and JRH Diversified, Inc. (incorporated herein by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

10.23 Employment Agreement, dated January 3, 2000, by and between the Bank and Angel J. Byrd (incorporated herein by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

21+            Subsidiaries.

23+            Consent of Porter Keadle & Moore, LLP.


_______________

* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4/A (No. 33-37601).


     +         Filed herewith.



     (b)  Reports on Form 8-K.

     One report on Form 8-K was filed by the Registrant with the Commission during the quarter ended December 31, 2000, concerning the declaration by the Board of Directors of: (i) third quarter net earnings of $351,941; and (ii) the payment of a cash dividend of four cents per share to shareholders of record as of November 1, 2000 and payable on November 14, 2000.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                                             (Registrant)



Date: March 29, 2001                    By:  /s/Ronnie L. Austin
                                           -------------------------------
                                             Ronnie L. Austin
                                             President and Chief Executive
                                              Officer


                                        By:  /s/Angel J. Byrd
                                           -------------------------------
                                             Angel J. Byrd
                                             Controller
                                             (principal accounting officer)


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2001.


       Signature                         Title
       ---------                         -----


/s/W. A. Foster III                   Chairman of the Board
-----------------------------
W. A. Foster III



/s/Ronnie L. Austin                   President, Chief Executive Officer and
-----------------------------         Director (principal executive officer)
Ronnie L. Austin



/s/George Berry                       Director
-----------------------------
George Berry

/s/R. Alan Bullock                    Director
-----------------------------
R. Alan Bullock



/s/Bobbie P. Cooper                   Director
-----------------------------
Bobbie P. Cooper



/s/Danny Drummond                     Director
-----------------------------
Danny Drummond



/s/J. Calvin Earwood                  Director
-----------------------------
J. Calvin Earwood



/s/Tommie R. Graham                   Director
-----------------------------
Tommie R. Graham



/s/James R. Parker                    Director
-----------------------------
James R. Parker



/s/W. Wyman Pilcher III               Director
-----------------------------
W. Wyman Pilcher III

                               INDEX OF EXHIBITS
                               -----------------



Exhibit No.    Description
-----------    -----------

    2.1+ Agreement and Plan of Reorganization, dated March 16, 2001, by and between GB&T Bancshares, Inc. and Community Trust Financial Services Corporation (the "Registrant").

    3.1* Articles of Incorporation of the Registrant. Amendment to Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

    3.2*+      Bylaws of the Registrant

    4 Rights of the Registrant's security holders are defined in the Registrant's Articles of Incorporation and Bylaws, provided in Exhibits 3.1 and 3.2, respectively.

    10.1* 1988 Stock Option Plan and related specimen copy of option agreement.

    10.2 1993 Employee Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

    10.24 1993 Directors Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

    10.25 Lease, dated June 9, 1989, by and between First Baptist Church of Dallas, Georgia ("First Baptist") and the Community Trust Bank (the "Bank") relating to the lease of real property (incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

    10.26 Lease Extension Agreement, dated 1996, by and between First Baptist and the Bank relating to certain real property referred to in Exhibit 10.4 hereof (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

    10.27 License and Equipment Purchase Agreement, dated July 27, 1991, by and between Bank South, National Association, and the Bank relating to the Paulding Commons Kroger branch (incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

    10.28 Lease, dated May 25, 1995, by and between Brock Investments, Inc. of Hiram, Georgia and the Bank relating to the lease of real property (incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).


    10.29 Loan and Stock Pledge Agreement, dated November 14, 1998, by and between the Registrant and The Bankers Bank (incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K, dated November 14, 1997).

    10.30 Employment Agreement, dated January 1, 1998, by and between the Registrant and Ronnie Austin, as amended (incorporated herein by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

    10.31 Employment Agreement, dated July 1, 1999, by and between Community Loan Company and Danny Drummond (incorporated herein by reference to Exhibit 10.11 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

    10.32 Executive Supplemental Retirement Plan - Executive Agreement, dated January 13, 2000, by and between the Bank and Ronnie Austin (incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

    10.33 Life Insurance Endorsement Method Split Dollar Plan Agreement, dated January 13, 2000, by and between the Bank and Ronnie Austin (incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

    10.34 Deferred Compensation Plan for Key Employees and Directors (incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

    10.35 Director's Delayed Compensation Plan Agreement, dated October 26, 1999, by and between the Bank and R. Alan Bullock (incorporated herein by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
               1999).

    10.36 Director's Delayed Compensation Plan Agreement, dated October 26, 1999, by and between the Bank and Bobbie P. Cooper (incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
               1999).

    10.37 Director's Delayed Compensation Plan Agreement, dated October 26, 1999, by and between the Bank and J. Calvin Earwood (incorporated herein by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

    10.38 Director's Delayed Compensation Plan Agreement, dated October 26, 1999, by and between the Bank and William A. Foster, III (incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

    10.39 Director's Delayed Compensation Plan Agreement, dated October 26, 1999, by and between the Bank and Tommie R. Graham, Jr. (incorporated herein by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

    10.40 Director's Delayed Compensation Plan Agreement, dated October 26, 1999, by and between the Bank and John C. Helms (incorporated herein by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31,
               1999).

    10.41 Life Insurance Endorsement Method Split Dollar Plan Agreement, dated January 13, 2000, by and between the Bank and Angel J. Byrd (incorporated herein by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).

    10.42 Executive Supplemental Retirement Plan - Executive Agreement, dated January 13, 2000, by and between the Bank and Angel J. Byrd (incorporated herein by reference to Exhibit 10.22 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).

    10.43 Operating Agreement, dated May 16, 1997, by and between the Registrant and JRH Diversified, Inc. (incorporated herein by reference to Exhibit 10.23 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

    10.44 Employment Agreement, dated January 3, 2000, by and between the Bank and Angel J. Byrd (incorporated herein by reference to Exhibit 10.24 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

    21+        Subsidiaries.

    23+        Consent of Porter Keadle & Moore, LLP.

_______________
* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4/A (No. 33-37601).


+    Filed herewith.