Form 10QSB
period 2001-03-31
COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
filed 2001-05-14
CIK 869447

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 2,405,789 shares of Common Stock outstanding as of May 1, 2001.

 Transitional Small Business Disclosure Format (check one): Yes ____ ; No   X
                                                                          -----

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001

                               Table of Contents
                               -----------------

Item                                                                                              Page
Number                                                                                           Number
------                                                                                           ------
Part I - Financial Information

Item 1. Financial Statements

   1.   Consolidated Balance Sheets at March 31, 2001 (unaudited)
        and December 31, 2000 (audited).........................................................      1

   2.   Consolidated Statements of Earnings for the three months
        ended March 31, 2001 and March 31, 2000 (unaudited).....................................      2

   3.   Consolidated Statements of Comprehensive Income for the three months
        ended March 31, 2001 and March 31, 2000 (unaudited).....................................      3

   4.   Consolidated Statements of Cash Flows for the three months
        ended March 31, 2001 and March 31, 2000 (unaudited).....................................      4

   5.   Notes to Consolidated Financial Statements..............................................      6


Item 2. Management's Discussion and Analysis or Plan of Operation...............................      8


Part II - Other Information.....................................................................     14

Item 1. Legal Proceedings.......................................................................     14

Item 2. Changes in Securities and Use of Proceeds...............................................     14

Item 3. Defaults upon Senior Securities.........................................................     14

Item 4. Submission of Matters to a Vote of Security Holders.....................................     14

Item 5. Other Information.......................................................................     14

Item 6. Exhibits and Reports on Form 8-K........................................................     14

        Signatures..............................................................................     18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                          Consolidated Balance Sheets
                     March 31, 2001 and December 31, 2000

                             Assets

                                                                          March 31,           December 31,
                                                                            2001                  2000
                                                                         -----------          ------------
                                                                         (Unaudited)           (Audited)
Cash and due from banks                                                    4,050,714            5,653,743
Federal funds sold and securities purchased under resell agreements                0            2,010,000
                                                                         -----------          ------------
   Cash and cash equivalents                                               4,050,714            7,663,743

Taxable Securities available for sale                                     19,037,742           21,399,802
Tax-exempt Securities available for sale                                   8,741,389            8,647,857
Other investments                                                          1,084,494            1,084,494
Loans                                                                    114,415,924          109,321,787
   Less: Allowance for loan losses                                        (1,754,362)          (1,677,936)
                                                                         -----------          ------------
         Loans, net                                                      112,661,562          107,643,851

Premises and equipment                                                     4,817,698            4,952,767
Accrued interest receivable                                                1,413,205            1,408,871
Other real estate and repossessions                                           66,665               15,168
Other assets                                                               3,519,370            3,732,397
                                                                         -----------          ------------
                                                                         155,392,839          156,548,950
                                                                         ===========          ============

                 Liabilities and Stockholders' Equity
Deposits:
   Demand                                                                 15,810,845           14,316,455
   Interest-bearing demand                                                21,689,895           19,637,347
   Savings                                                                13,166,740           15,182,532
   Time                                                                   46,280,801           45,946,370
   Time, in excess of $100,000                                            22,757,741           25,082,933
                                                                         -----------          ------------
         Total deposits                                                  119,706,022          120,165,637

Securities sold under repurchase agreements                                3,694,394            6,302,165
Accrued interest payable                                                   1,081,116            1,460,946
Accrued expenses and other liabilities                                       391,832              478,957
Federal funds purchased                                                    2,000,000                    0
Federal Home Loan Bank advances and notes payable                         12,224,576           12,245,921
                                                                         -----------          ------------
         Total liabilities                                               139,097,940          140,653,626

Stockholders' equity:
   Common stock, $2.50 par value; 10,000,000 shares
     authorized; 2,405,789 and 2,398,169 issued and outstanding            6,014,472            5,995,422
   Additional paid-in capital                                              3,924,281            3,885,322
   Retained earnings                                                       6,055,212            5,920,170
   Accumulated other comprehensive income                                    300,934               94,410
                                                                         -----------          ------------
         Total stockholders' equity                                       16,294,899           15,895,324
                                                                         -----------          ------------
                                                                         155,392,839          156,548,950
                                                                         ===========          ============

The consolidated balance sheet at December 31, 2000 has been taken from the audited financial statements. See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                                   Three months ended
                                                                       March 31,
                                                                 2001              2000
                                                              ----------        ----------
Interest income:
   Interest and fees on loans                                 $2,912,097        $2,555,282
   Interest on federal funds sold                                 16,281            12,457
   Interest on investment securities:
     U.S. Treasury and U.S. Government agencies                  325,832           294,759
     Other                                                       174,072           109,328
                                                              ----------        ----------
         Total interest income                                 3,428,282         2,971,826

Interest expense:
   Interest on deposits
     Demand                                                      108,274            95,296
     Savings                                                      89,142            88,137
     Time                                                        712,689           538,742
     Time, in excess of $100,000                                 388,303           299,713
   Interest expense - other                                      248,404           202,095
                                                              ----------        ----------
         Total interest expense                                1,546,812         1,223,983
                                                              ----------        ----------
         Net interest income                                   1,881,470         1,747,843

Provision for loan losses                                        164,824           174,465
                                                              ----------        ----------
     Net interest income after
           provision for loan losses                           1,716,646         1,573,378
                                                              ----------        ----------

Other income:
   Service charges and fees                                      479,242           225,965
   Insurance commissions                                         140,791           129,898
   Appraisal fees                                                 35,116            36,013
   Mortgage banking income                                        79,256            48,047
   Equity in earnings of CashTrans                               (56,569)          (14,608)
   Miscellaneous                                                  79,921            80,346
                                                              ----------        ----------
         Total other income                                      757,757           505,661

Other expenses:
   Salaries and employee benefits                              1,226,203         1,186,938
   Occupancy                                                     333,699           324,568
   Other operating                                               616,961           530,995
                                                              ----------        ----------
         Total other expenses                                  2,176,863         2,042,501
                                                              ----------        ----------
         Earnings before income taxes                            297,540            36,538
Income taxes                                                      66,555           (13,445)
                                                              ----------        ----------
         Net earnings                                         $  230,985        $   49,983
                                                              ==========        ==========
Net earnings per common share                                 $     0.10        $     0.02
                                                              ==========        ==========
Net earnings per common share - assuming dilution             $     0.09        $     0.02
                                                              ==========        ==========
Dividends per common share                                    $     0.04        $     0.00
                                                              ==========        ==========

See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                    Three months ended
                                                                         March 31,
                                                                    2001          2000
Net Earnings                                                      $ 230,985     $  49,983

Other comprehensive income, net of tax:

     Unrealized gain (loss) on securities available for sale        332,888      (183,618)
     Income tax effect on gain (loss)                               126,364       (69,701)
                                                                  ---------     ---------
Unrealized gain (loss) arising during the year, net of tax          206,524      (113,917)

     Less: Reclassification adjustment for gain (loss)
              included in net earnings                                    0             0
     Income tax effect on reclassification adjustments                    0             0
                                                                  ---------     ---------
Reclassification adjustment for gain (loss)
     included in net earnings, net of tax                                 0             0

Other comprehensive income                                          206,524      (113,917)
                                                                  ---------     ---------
Comprehensive income                                              $ 437,509      ($63,934)
                                                                  =========     =========


See Notes to Consolidated Financial Statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Three months ended
Net loss (gain) on sale of other                                           March 31,         March 31,
   investments                                                               2001              2000
                                                                         -----------       ------------
Cash flows from operating activities:
   Net earnings                                                          $   230,985       $     49,983
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization, and accretion                             161,951            144,424
       Provision for loan losses                                             164,824            174,465
       Equity in loss (gain) of unconsolidated subsidiary                     56,569             14,608
       Net loss (gain) on sale of other real estate                                0              7,633
       Net loss (gain) on sale of fixed asset                                  2,178            (18,505)
       Net change in:
         Interest receivable                                                  (4,334)           (75,823)
         Interest payable                                                   (379,830)           (72,378)
         Other assets                                                         10,895            (92,998)
         Cash surrender value of life insurance                              (28,916)           (20,544)
         Accrued expenses and other liabilities                              (87,125)          (118,985)
                                                                         -----------       ------------
       Net cash provided (used) by operating activities                      127,197             (8,120)
                                                                         -----------       ------------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale               1,000,000          5,750,000
   Proceeds from sales, calls, and paydowns
     of securities available for sale                                      2,159,625            131,995
   Purchase of securities available for sale                                (525,545)        (6,246,081)
   Purchase of other investments                                                   0         (1,010,500)
   Purchase of cash value life insurance                                           0         (1,650,000)
   Proceeds from sale of assets                                                    0            167,843
   Net increase in loans                                                  (5,239,531)        (7,777,847)
   Purchase of premises and equipment                                        (13,520)          (808,577)
   Proceeds from sale of other real estate                                         0            184,353
   Proceeds from sale of fixed asset                                           5,410             89,256
                                                                         -----------       ------------
       Net cash used in investing activities                              (2,613,561)       (11,169,558)
                                                                         -----------       ------------
Cash flows from financing activities:
   Net change in demand and savings deposits                               1,531,146          1,520,180
   Net change in time deposits                                            (1,990,761)         4,213,426
   Net change in securities sold under repurchase agreements              (2,607,771)          (955,768)
   Net change in federal funds purchased                                   2,000,000                  0
   Net proceeds from Federal Home Loan Bank advances                               0          5,000,000
   Net proceeds from notes payable                                           (21,345)           145,000
   Cash dividends paid                                                       (95,943)                 0
   Proceeds from exercise of stock options                                    58,009              1,095
                                                                         -----------       ------------
       Net cash provided (used) by financing activities                   (1,126,665)         9,923,933
                                                                         -----------       ------------
Net change in cash and cash equivalents                                   (3,613,029)        (1,253,745)
Cash and cash equivalents at beginning of period                           7,663,743          8,796,134
                                                                         ===========       ============
Cash and cash equivalents at end of period                               $ 4,050,714       $  7,542,389
                                                                         ===========       ============


See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                                  (Unaudited)

                                                                   Three months ended
                                                               March 31,         March 31,
                                                                 2001              2000
                                                             -----------       ------------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                  1,926,642          1,296,361
     Income taxes                                                170,000             27,500

   Noncash investing and financing activities:
     Transfers of loans to other real estate                      56,996                  0
     Change in dividends payable                                       0             95,643
     Change in other comprehensive income, net of tax            206,524           (113,917)



See accompanying notes to consolidated financial statements.

                COMMUNITY TRUST FINANCIAL SERVICES CORPORATION

                  Notes to Consolidated Financial Statements

1.   Basis of Presentation
     ---------------------

The consolidated financial statements include the accounts of Community Trust Financial Services Corporation (the "Company") and its wholly-owned subsidiaries, Community Trust Bank (the "Bank"), Metroplex Appraisals, Inc. ("Metroplex"), and Community Loan Company ("CLC"). All significant intercompany accounts and transactions have been eliminated in consolidation. Effective May 16, 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish a non-bank subsidiary, Cash Transactions, LLC ("CashTrans") that engages in the business of providing retail establishments with automated teller machines that dispense cash or cash equivalents. The Company owns 49% of the equity in Cash Trans which is treated as an unconsolidated subsidiary for financial reporting purposes, and, accordingly, the Company's interest is reflected in the consolidated financial statements at its proportionate share. The financial data of the Company is not significantly affected by the operations of CashTrans.

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the periods covered herein. All such adjustments are of a normal recurring nature.

2.   Recent Accounting Pronouncements
     --------------------------------

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for hedging derivatives and derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. SFAS No. 133 became effective for the Company January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position, results of operation or liquidity.

3.  Earnings Per Share
    ------------------

Net earnings per share is based on the weighted average number of shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. The reconciliation of the amounts used in the computation of both "net earnings per share" and "net earnings per share - assuming dilution" for the three months ended March 31, 2001 and March 31, 2000 are as follows:

                                                   Net Earnings        Common Shares       Per Share
For the three months ended March 31, 2001          (Numerator)         (Denominator)         Amount
-----------------------------------------          ------------        -------------         ------
Net earnings per share                                $ 230,985           2,399,536          $  .10
                                                                                             ======
Effect of dilutive securities:
          Stock options                                       -             127,308
                                                   ------------           ---------

Net earnings per share - assuming dilution            $ 230,985           2,526,844          $  .09
                                                   ============           =========          ======


                                                   Net Earnings        Common Shares        Per Share
For the three months ended March 31, 2000          (Numerator)         (Denominator)         Amount
-----------------------------------------          -----------         -------------         ------
Net earnings per share                                $  49,983           2,390,349          $  .02
                                                                                             ======
Effect of dilutive securities:
          Stock options                                       -              93,724
                                                   ------------           ---------

Net earnings per share - assuming dilution            $  49,983           2,484,073          $  .02
                                                   ============           =========          ======

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                For the Three Month Period Ended March 31, 2001

Management's discussion and analysis of financial condition and results of operations analyzes the material changes in the consolidated balance sheets and statements of earnings presented herein for Community Trust Financial Services Corporation (the "Company"). The consolidated financial information herein includes the financial condition and results of operations, for all periods presented, of the Company and its wholly-owned subsidiaries, Community Trust Bank (the "Bank"), Metroplex Appraisals, Inc. ("Metroplex"), and Community Loan Company ("CLC"). In May 1997, the Company entered into a joint venture with JRH Diversified, Inc. to establish Cash Transactions, LLC ("CashTrans") as another non-bank subsidiary. The Company's 49% interest in CashTrans is treated as an unconsolidated subsidiary for financial reporting purposes, and, accordingly, the Company's interest is reflected in the consolidated financial statements at its proportionate share.

Financial Condition
-------------------

At March 31, 2001, the Company had consolidated total assets of $155,392,839 as compared to $156,548,950 at December 31, 2000. Stockholders' equity increased approximately 2.51% to $16,294,899 or $6.77 per share at March 31, 2001, as compared to stockholders' equity of $15,895,324 or $6.63 per share at December 31, 2000. Stockholders' equity increased in 2001 primarily as a result of the Company's comprehensive income of $437,509. For the three months ended March 31, 2001, the Company's comprehensive income consisted of $230,985 in net earnings and $206,524 in other comprehensive income, which is composed of changes in the unrealized gain or loss on securities available for sale, net of tax. Also affecting stockholders' equity were dividends of $95,943 which were paid during the three months ended March 31, 2001. The Company's net interest income increased 7.65% to $1,881,470 for the period ended March 31, 2001, as compared to $1,747,843 for the period ended March 31, 2000. The Company's net earnings increased 362.13% from $49,983 for the three months ended March 31, 2000 to $230,985 for the three months ended March 31, 2001, while its basic earnings per share (based on the weighted average number of shares outstanding during the year) increased from $0.02 to $0.10.

Gross loans during the first three months of 2001 increased $5,094,137 or 4.66% over the total gross loans at December 31, 2000, as compared to an increase of $7,621,111, or 8.50%, for the same three month period ended March 31, 2000. While management believes that the Bank has experienced satisfactory loan growth this year, the significant loan growth in 2000 was attributable to the expansion of the Bank and CLC into new markets. The Bank increased its marketing efforts in Cobb County by opening one full-service branch in early 1999 and another branch in January 2000. Management anticipates continued loan growth at the Bank for the remainder of 2001, and continues to strive for increased loan volume while meeting the criteria set by its loan policy.

CLC presently operates from eight relatively small offices. Consequently, its gross loans, totaling approximately $3,851,229 at March 31, 2001, or 3.37% of the Company's gross loans, do not significantly affect the financial data analyzed. Although management anticipates growth in CLC's total loans, management anticipates that CLC will have only a minimal impact on the Company's balance sheet.

The Bank's increase in gross loans for the first three months of 2001 was funded primarily through a decrease in securities available for sale. Securities available for sale decreased by $2,268,528, or 7.55%, from $30,047,659 at December 31, 2000, to $27,779,131 at March 31, 2001. Total deposits during the first three months of 2001 remained consistent with a decrease of $459,615 to $119,706,022 at March 31, 2001, as compared to $120,165,637 at December 31,
2000. This slight decrease in total deposits was due primarily to a change in deposit balances maintained by one of the Bank's large municipal depositors, which was caused by normal changes in the cash flow of that depositor. The Bank has begun an Internet branch where new customers may open a deposit account with little concern about geographic location. The Bank has implemented stringent security measures in order to provide the ease of Internet banking while maintaining safety measures deemed necessary by management. The Bank also subscribes to a service called QwickRate, which allows the Bank to publish its rates on certificates of deposits over an electronic billboard that may attract interested depositors throughout the U. S. The Bank may choose to seek deposits through this alternative source of funds if management determines that the choice meets the Company's asset and liability strategies. Management of the Bank sets the rates to be offered, which have been slightly higher than the rates paid on core deposits. The Bank utilized this service, selling $4,512,020 in these time deposits during the quarter ended March 31, 2001. Management is monitoring core deposits and customer relationships in an effort to maintain overall deposit growth.

The Company holds $27,779,131, or 17.88% of its total assets, in securities consisting of bonds issued by the U. S. Treasury, U. S. Government agencies, corporations, or state and county municipalities. Typically, the securities are held as available for sale so that they may be a source of liquidity while producing income for the Company. In accordance with Statement of Financial Accounting Standard No. 115, securities that will be held for indefinite periods of time are accounted for at market value, thereby creating a component of stockholders' equity for the unrealized gains or losses on securities, net of deferred taxes. The aggregate unrealized gain or loss, net of tax, appears as accumulated other comprehensive income on the Company's balance sheet. Unrealized gain on securities, net of tax, was $300,934 as of March 31, 2001, as compared to an unrealized gain, net of tax, of $94,410 as of December 31, 2000, which created a net gain of $206,524 in other comprehensive income for the three months ended March 31, 2001. Changes in these unrealized gains or losses are due to market value fluctuations, which may be caused by changes in market rates, changes in the slope of the yield curve, or other changes in the bond market. Management reviews market risk in the securities portfolio on a monthly basis to ensure that risk is maintained at acceptable levels.

Results of Operations
---------------------

Net Interest Income

The Company's net interest income increased approximately 7.65% to $1,881,470 for the period ended March 31, 2001, as compared to $1,747,843 for the period ended March 31, 2000. Interest income for the first three months of 2001 was $3,428,282, representing an increase of $456,456, or 15.36%, over the same period in 2000. This increase in interest income occurred primarily due to a $19,285,697, or 15.71%, increase in average earning assets for the three months ended March 31, 2001 as compared to the same period in 2000. Interest expense for the first three months of 2001 increased $322,829, or 26.38% as compared to the same period in 2000. This increase in interest expense occurred primarily due to a $15,321,396, or 14.46%, increase in average interest-bearing deposits and other interest-bearing liabilities for the three months ended March 31, 2001 as compared to the same period in 2000.

The Company continues to seek opportunities to maintain its net interest margin (net interest income divided by average interest-earning assets). Average earning assets for the period ended March 31, 2001 were $142,007,913, having a weighted average yield of 9.79%, resulting in a net interest margin of 5.37%. This compares to average earning assets for the period ended March 31, 2000 of $122,722,216, having a weighted average yield of 9.71%, resulting in a net interest margin of 5.71%. The decrease in net interest margin is attributable primarily to an increase in the Company's cost of funds from 4.63% in 2000 to 5.17% in 2001.

Provision for Loan Losses

The Company loses some interest income due to non-performing assets, defined as loans placed on non-accrual status, accruing loans which are contractually past due ninety days or more, real estate acquired through foreclosure, and property acquired through repossession. Management considers the Company's level of non-performing assets to be at an acceptable level. The Company's non-performing assets totaled approximately $929,773, or 0.60% of the Company's total assets as of March 31, 2001, as compared to $903,301, or 0.64% of the Company's total assets as of March 31, 2000. The Bank had one restructured loan totaling $19,869 as of March 31, 2001, as compared to two loans totaling $101,630 as of March 31, 2000. Management considers the totals of delinquent and non-performing assets at the Bank and CLC to be at acceptable levels at this time; however, factors such as a downturn in the local economy could cause levels of such assets to rise.

The Georgia Department of Banking and Finance (the "Department"), the Bank's primary regulatory authority, requires the Bank to maintain a loan loss allowance of not less than one percent of all outstanding loans. This allowance is used to cover future loan losses. The Company's provision for loan losses was $164,824 for the period ended March 31, 2001, as compared to $174,465 for the period ended March 31, 2000. The Company's loan loss allowance was $1,754,362, or 1.53% of outstanding loans, as of March 31, 2001.

Non-interest Income

Non-interest income, consisting of service charges on deposits, appraisal fees, credit life insurance commissions, securities gains, loss in CashTrans and other miscellaneous income, increased $252,096, or 49.85%, during the first three months of 2001 as compared to the same period in 2000. The increase in non-interest income resulted primarily from (i) a $224,257 increase in the Bank's income derived from insufficient and returned check charges, and (ii) an increase of $31,209 in mortgage origination fees related to the Bank's mortgage division. The Bank has experienced a significant increase in fee income related to customers' insufficient or returned checks due to a new product, which offers overdraft privileges to certain qualified customers. A fee is charged for each check paid through this overdraft service, while the Bank reserves for losses that may arise from such overdrafts. The program was launched in late 2000, and $214,296 has been collected in fee income during the first three months of 2001, while the Bank has experienced $51,909 in net losses this year.

Non-interest Expense

Non-interest expenses, consisting of salaries and employee benefits, occupancy and other miscellaneous expenses, increased $134,362, or 6.58%, during the first three months of 2001 as compared to the same period in 2000. The increase in non-interest expense is attributable primarily to an increase in other operating expenses related to the proposed merger with another bank holding company. Salaries and employee benefits increased $39,265, or 3.31%, for the period ended March 31, 2001, as compared to the same period in 2000. Occupancy expense increased by $9,131, or 2.81%, for the period ended March 31, 2001, as compared to the same period in 2000.

Capital

The Company is subject to regulatory capital requirements imposed by the Department and by the Board of Governors of the Federal Reserve System. Under federal law, the Company and the Bank are required to maintain a ratio of total capital to risk weighted assets of at least 8.0%, of which at least one-half must be so-called "Tier 1 capital". Under applicable federal regulations and interpretations thereof, the Bank's ratio of total capital to risk weighted assets at March 31, 2001, was 10.82%, and its ratio of Tier 1 capital to risk weighted assets was 9.66%. Under applicable federal regulations and interpretations thereof, the Company's ratio of total capital to risk weighted assets at March 31, 2001, was 13.46%, and its ratio of Tier 1 capital to risk weighted assets was 12.20%. Additionally, under federal law, all but the most highly rated banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to total average assets ("Tier 1 leverage ratio") of 4.0% to 5.0%, including the most highly rated banks and bank holding companies that are anticipating or experiencing significant growth. Three percent is the minimum Tier 1 leverage ratio required for the most highly rated banks and bank holding companies with no plans to expand. The Bank exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 7.83% as of March 31, 2001. The Company also exceeds its Tier 1 leverage ratio requirement with a Tier 1 leverage ratio of 9.86% as of March

31, 2001. Through its policy of controlled growth, the Company intends to maintain capital in excess of the required minimum in order to support future growth.

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

The Bank maintains two lines of credit to borrow federal funds that total $5,300,000 in order to enhance liquidity. At March 31, 2001, the Bank had $2,000,000 borrowed on its federal funds line of credit with The Bankers Bank in Atlanta, Georgia. The Bank is a member of the Federal Home Loan Bank of Atlanta and borrowings are also available through that relationship. The amount of credit available from the Federal Home Loan Bank fluctuates based on criteria set by that institution concerning the Bank's portfolio of loans secured by housing for one to four families. As of March 31, 2001, the Bank had $5,500,000 in borrowings outstanding under this facility. At March 31, 2001, the Bank had also borrowed $5,000,000 from the Federal Home Loan Bank, which is collateralized by securities held in the Bank's investment portfolio. Management has chosen to employ this investment growth strategy in order to maximize the Bank's earnings opportunities over the next five years, while maintaining a conservative risk position.

The Company has a $3,500,000 revolving credit facility with The Bankers Bank, Atlanta, Georgia, which is intended to enhance the Company's liquidity. As of March 31, 2001, the Company had $1,330,000 borrowed under this facility. Additionally, CLC established a $1,500,000 revolving credit facility with The Bankers Bank in July 1999, which is intended to provide a source of funds for the lending activities of that subsidiary. As of March 31, 2001, CLC had $394,576 in borrowed funds outstanding under this facility. As of July 1999, the operations of CashTrans are funded principally through a $1,000,000 credit facility with The Bankers Bank. As of March 31, 2001, CashTrans had $1,000,000 in borrowed funds outstanding under this facility. Under these revolving credit facilities with The Bankers Bank, interest only is due and payable on the first business day of each calendar quarter. The Company's credit facility (i) accrues interest at a floating rate equal to the "prime" rate of interest as published from time to time in The Wall Street Journal minus 1%, and (ii) requires that
                     -----------------------
the principal be paid in ten annual installments beginning July 2003. CLC's and CashTrans' credit facilities (i) accrue interest at a floating rate equal to the prime rate minus 0.75%, and (ii) are due in full on July 1, 2002. Amounts outstanding under the three credit facilities are guaranteed by the Company and collateralized by the stock in the Bank. CLC's loan is also collateralized by its loan receivables. CashTrans' loan is personally guaranteed by James R. Henderson, the principal of JRH Diversified, Inc.

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

         Not applicable

         Item 4. Submission of Matters to a Vote of Security Holders
         -----------------------------------------------------------

         Not applicable

         Item 5. Other Information
         -------------------------

         Not applicable

         Item 6.a Exhibits
         -----------------

         Exhibit
         Number     Description
         ------     -----------
         2.1*       Agreement and Plan of Reorganization, dated March 16, 2001, by and between GB&T Bancshares, Inc. and Community Trust
                    Financial Services Corporation (the "Registrant").

         3.1** Articles of Incorporation of the Registrant. Amendment to Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

         3.2**      Bylaws of the Registrant

         4 Rights of the Registrant's security holders are defined in the Registrant's Articles of Incorporation and Bylaws, provided in Exhibits 3.1 and 3.2, respectively.

         10.1** 1988 Stock Option Plan and related specimen copy of option agreement.

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

________________
* Incorporated herein by reference to the exhibit of the same number in the Registrant's 10K-SB for the year ended December 31, 2000.

** Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4/A (No. 33-37601).

          Item 6.b Reports on Form 8-K
          ----------------------------

          Three reports on Form 8-K were filed by the Company with the Commission during the quarter ended March 31, 2001. A report was filed on January 30, 2001 concerning a quarterly dividend of four cents to be paid to shareholders of record as of February 7, 2001, payable on February 21, 2001. A report was filed on February 5, 2001, concerning the announcement of signing a non-binding Letter of Intent to merge with GB&T Bancshares, Inc. A report was filed on March 20, 2001 concerning the Company entering into an Agreement and Plan of Reorganization with GB&T Bancshares, Inc.

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

                Community Trust Financial Services Corporation
                ----------------------------------------------
                                 (Registrant)



DATE: May 9, 2001               /s/ Ronnie L. Austin
                                -------------------
                                Ronnie L. Austin, President
                                and Chief Executive Officer
                                (Duly Authorized Officer)

DATE: May 9, 2001               /s/ Angel J. Byrd
                                ----------------
                                Angel J. Byrd, Controller
                                (Principal Accounting Officer)